Form 10-K405
period 1994-12-31
SDNB FINANCIAL CORP
filed 1995-03-23
CIK 702147

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1994
                    Commission File No. 0-11117

                        SDNB FINANCIAL CORP
         (Exact name of Registrant as Specified in its Charter)

      Incorporated in California - IRS Employer I.D. No. 95-3725079

          1420 Kettner Boulevard, San Diego, California 92101
          (Address of Principal Executive Office)  (Zip Code)

    Registrant's Telephone Number including area code:  619-233-1234

      Securities registered pursuant to Section 12(g) of the Act:

                          Title of each class

                              Common Stock

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by
nonaffiliates of the Registrant as of the close of business
on March 3, 1995:  $4,037,000

The number of shares of Common Stock outstanding as of the close of business on March 3, 1995: 1,538,364

The Registrant's 1994 Annual Report to Shareholders is incorporated by reference into Part IV of this Form 10-K.

Total number of pages including cover page:  44.

PART I


Item 1.   Business.

          (a) General Development of Business. SDNB Financial Corp (the "Company") was organized under the laws of California on April
15, 1982, at the direction of San Diego National Bank (the "Bank") for the purpose of becoming a bank holding company by acquiring all of the outstanding capital stock of the Bank, a national banking association.
 The Federal Reserve Board ("Reserve Board") approved the Company's application to become a bank holding company on November 1, 1982, and continues as the Company's primary regulator.
     The Bank was granted its Charter by the Comptroller of the Currency ("Comptroller") on November 12, 1981, and commenced operations as a national bank on the same date. The Bank is engaged in a general commercial banking business through its head office in San Diego, California. The Comptroller is the Bank's primary regulator.
     Until June 30, 1993, the Company owned SDNB Development Corp ("Devco"), a California corporation, for the purpose of said entity participating as a joint venture partner in the San Diego National
Bank Building Joint Venture (the "Joint Venture"), a partnership formed for the purpose of constructing and developing an office building in downtown San Diego to house the Company and the Bank. Effective July 1, 1993, the Company merged Devco into itself, thus assuming the position as Joint Venture partner.
     In addition, the Company owns SDNB Mortgage Bankers ("Mortgage"), a California corporation, for the purpose of said entity engaging in mortgage banking and brokerage activities pursuant to approval from the Federal Reserve Bank of San Francisco as permitted by Section 225.25(b)(1) of Regulation Y and Section 4(c)(3) of the Bank Holding Company Act of 1956. Mortgage has obtained a corporate real estate broker's license from the California Department of Real Estate.
Mortgage is currently inactive.
          (b) Financial Information About Industry Segments. Not applicable to the Company, which presently operates in only one business area, banking.
          (c)     Narrative Description of Business.
           1. Supervision and Regulation. The banking industry is subject to extensive federal regulation and is undergoing significant change. In 1991, the Federal Deposit Insurance Corporation
Improvement Act ("FDICIA") was enacted. FDICIA substantially amended the Federal Deposit Insurance Act ("FDI Act") and certain other statutes. Since FDICIA's enactment, the federal bank regulatory agencies have been in the process of adopting regulations to implement its statutory provisions. Most of these new regulatory provisions are now in effect, while others are being phased in over time. FDICIA and its implementing regulations contain a number of substantial provisions that likely will have a significant impact on the banking industry as a whole and potentially could have a material impact upon the operations and earnings of the Company.
     The following discussion summarizes certain aspects of the banking laws and regulations that affect the Company. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business of the Company. To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.
          (a) Bank Holding Company Regulation. As a registered bank holding company, the Company and its nonbank subsidiaries are subject to supervision and regulation under the Bank Holding Company Act ("BHCA") by the Reserve Board. The Reserve Board requires regular reports from the Company and is authorized by the BHCA to make regular examinations of the Company and its subsidiaries.
     Under the BHCA, the Company may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any company, including a bank, without the prior approval of the Reserve Board, except as specifically authorized under the BHCA. The Company is also subject to regulation under this banking law with respect to certain acquisitions of domestic banks. Under the BHCA, the Company, subject to the approval of the Reserve Board, may acquire shares of nonbanking corporations, the activities of which are deemed by the Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
     The Reserve Board has enforcement powers over bank holding companies and their nonbanking subsidiaries, among other things to interdict activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative orders or written agreements with a federal bank regulator. These powers may be exercised through the issuance of cease-and-desist orders, civil money penalties and other actions.
     Under the Reserve Board's statement of policy with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit all available resources to support such institutions in circumstances where it might not do so absent such policy. Although this "source of strength" policy has been challenged in litigation, the Reserve Board continues to take the position that it has authority to enforce it. For a discussion of circumstances under which a bank holding company may be required to guarantee the capital levels or performance of its subsidiary bank, see "Capital Adequacy" below. The Reserve Board also has the authority to terminate any activity of a bank holding company that constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution or to terminate its control of any bank or nonbank subsidiaries.
     The BHCA currently prohibits the Reserve Board from approving the acquisition by the Company of any voting shares of, or substantially all of the assets of, any bank located outside of the State of California, unless such acquisition specifically is authorized by the laws of the state in which such bank is located. However, under recently enacted federal legislation, the restriction on interstate acquisitions will be abolished effective September 1995, and thereafter, bank holding companies from any state will be able to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks also will be able to branch across state lines by acquisition, merger or de novo, effective June 1, 1997
(unless state law would permit such interstate branching at an earlier date), provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Since January 1, 1991, California has allowed nationwide banking on a reciprocal basis, thus allowing out-of-state banks to acquire
California banks and California banks to acquire banks in other states.
     Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the terms of the CRA, the Comptroller (or other appropriate bank regulatory agency) is required in connection with its examination of a bank to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. Further, such assessment is also required of any bank that has applied, among other things, to merge or consolidate with, or acquire the assets or assume the liabilities of, a federally-regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application.
     As a result of a Presidential initiative, each of the four federal banking agencies published a notice of proposed rulemaking in December 1993, and as a result of extensive public comment, published a revised notice in October 1994 to amend the CRA regulations. Both the original and revised proposal would replace the current CRA assessment system with a new evaluation system that would rate institutions based on their actual performance (rather than efforts) in meeting community credit needs. Under the revised proposal, each institution would be evaluated based on the degree to which it is providing loans (the lending test), branches and other services (the service test) and investments (the investment test) to low- and moderate-income areas in the communities it serves, based on the communities' demographics, characteristics and needs, the institution's capacity, product offerings and business strategy, and the performance of the institution and similarly situated institutions. Each depository institution would have to report to its federal supervisory agency and make available to the public data on the geographic distribution of its loan applications, denials, originations and purchases. Institutions would continue to receive one of four composite ratings: Outstanding, Satisfactory, Needs to Improve or Substantial Noncompliance. For the lending, services and investment tests, however, the Satisfactory category would be divided into High Satisfactory and Low Satisfactory. An institution that received a composite rating of Substantial Noncompliance could be subject to enforcement action. The Company is studying the proposal and determining whether the regulations, if enacted in their revised proposed form, would require changes to the CRA action plans of the Bank.
     The primary assets of the Company consist of the ownership of the Bank, and through the Joint Venture, a 62% interest in the San
Diego National Bank Building. Various legal limitations affect the extent to which the Bank may extend credit, pay dividends, or otherwise supply funds to the Company or the Bank's other affiliates.
 In particular, the Bank is subject to certain restrictions imposed by Federal law on any extensions of credit to the Company or, with certain exceptions, other affiliates. Such restrictions prohibit the Company or such other affiliates from borrowing from the Bank unless the loans are secured by specified collateral. Further, such secured loans and investments by the Bank are limited to 10% of the Bank's capital and surplus in the case of the Company or to any other such affiliate and 20% of the Bank's capital and surplus as to the Company and all such affiliates in the aggregate.
     In addition, there are certain limitations on the payment of dividends to the Company by the Bank. In general, the Bank may pay dividends out of its net profits. However, the prior approval of the Comptroller is required if the total of all dividends declared by the Bank in any calendar year will exceed the Bank's net profits for that year combined with its retained net profits for the preceding two years. The Bank had a net loss of approximately $1.49 million for 1993 and 1994 combined. Until the effects of that loss are overcome, the Bank will be precluded from paying dividends to the Company without such approval.
     In addition, the Comptroller and the Federal Deposit Insurance Corporation ("FDIC") have authority to prohibit a bank from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute such an unsafe or unsound practice, and the regulatory agencies have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings.
     Finally, under FDICIA, an insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards discussed below.
     The Company and the Federal Reserve Bank of San Francisco
("Reserve Bank") entered into an agreement on November 20, 1992, pursuant to which the Company has submitted the proposed capital infusion plan outlined in the management discussion and analysis to improve the financial condition of the Company, the Bank and the Joint Venture. Management and the Board continue to pursue completion of the measures outlined to the Reserve Bank. Under the terms of the agreement the Company must obtain the approval of the Reserve Bank prior to the declaration of any cash dividends or the incurrence of debt, other than in the ordinary course of business, and the Company must give notice to the Reserve Bank prior to adding or replacing a director or a senior executive officer.
          (b) Capital Adequacy. The Reserve Board and the Comptroller have adopted risk-based capital adequacy guidelines for bank holding companies and banks under their supervision. Under the guidelines the so-called "Tier 1 capital" and "total capital" as a percentage of risk weighted assets and certain off-balance sheet instruments must be at least 4% and 8%, respectively.
     The Reserve Board and the Comptroller have also imposed a leverage standard to supplement their risk based ratios. This leverage standard focuses on a banking institution's ratio of Tier 1 capital to average total assets adjusted for goodwill and certain other items. Under these guidelines, banking institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth are expected to maintain a Tier l capital to total assets ratio equal to at least 4% to 5%.
     As reflected in the following table, the risk-based capital ratios and leverage ratios of the Company and the Bank as of December 31, 1994 exceeded the fully phased-in risk-based capital adequacy guidelines and the leverage standard.
Capital Components and Ratios at December 31, 1994
(dollars in thousands)

                       Company       Bank
Capital Components
     Tier 1 capital     $9,329     $11,667
     Total capital      10,868      13,081

Risk-weighted assets
and off-balance sheet
instruments            123,142     113,106

Risk-based Capital Ratio
     Tier 1 capital       7.59%      10.35%
     Total capital        8.85%      11.61%

Leverage Ratio            5.33%       7.09%

     FDICIA requires each federal banking agency, including the Reserve Board, to revise its risk-based capital standards, in order to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The federal banking agencies in September 1993 issued proposed rules whereby exposures to interest rate risk would be measured as the effect that a specified change in market interest rates would have on the net economic value of a bank.
 This economic perspective considers the effect that changing market interest rates may have on the value of a bank's assets, liabilities, and off-balance-sheet positions. Institutions with interest rate risk exposure in excess of a threshold level would be required to hold additional capital proportionate to that risk. The Company is studying these latest proposals but cannot assess at this point the impact the proposals would have on the Company's capital requirements.

     The Reserve Board, the FDIC, the Comptroller and the Office of Thrift Supervision have issued a final rule amending the risk-based capital guidelines to take account of concentration of credit risk and the risk of non-traditional activities. The final rule amends each agency's risk-based capital standards by explicitly identifying concentration of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage those risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. This final rule has not materially impacted the Company's capital requirements, but there can be no assurance that the adoption of other proposals implementing FDICIA will not have an adverse impact on the Company's capital requirements.
     Bank regulators and legislators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond current levels. However, management is unable to predict whether and when higher capital requirements would be imposed and if so, at what levels and on what schedule.
     FDICIA substantially revised the bank regulatory and funding provisions of the FDI Act and made revisions to several other federal banking statutes. Among other things, FDICIA required the federal banking agencies to take "prompt corrective action" in respect to depository institutions that do not meet minimum capital requirements.
 FDICIA established five capital tiers: "well capitalized",
"adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure and a leverage ratio capital measure, and certain other factors.
     Under the implementing regulations adopted by the federal
banking agencies, a bank is considered "well capitalized" if it has
(i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% of greater, (iii) a leverage ratio of
5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total-risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 4%
or (iii) a leverage ratio of less than 4% (or 3% or greater in the case of a bank with a composite CAMEL rating of 1), (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The Reserve Board may reclassify a "well capitalized" bank as "adequately capitalized" or subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. The Bank currently meets the definition of a "well capitalized" institution.
     "Undercapitalized" depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurance of performance. If a depository institution fails to submit an appropriate plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is "significantly undercapitalized". Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. "Significantly undercapitalized" depository institutions may be subject to a number of additional requirements and
restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Moreover, the parent holding company of a significantly undercapitalized depository institution may be ordered to divest itself of the institution or of nonbank subsidiaries of the holding company. "Critically undercapitalized" institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.
     FDICIA directed, among other things, that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and other standards as they deem appropriate. The Reserve Board adopted such standards in 1993.
     FDICIA also contains a variety of other provisions that may affect the operations of the Company, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, limitations on the amount of purchased mortgage servicing rights and purchased credit card relationships includable in Tier 1 capital, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch. FDICIA also contains a prohibition on the acceptance or removal of brokered deposits by depository institutions that are not "well capitalized" or are "adequately capitalized" and have not received a waiver from the FDIC.
     (c)  FDIC Deposit Insurance Assessments. As an institution insured by the Bank Insurance Fund ("BIF"), the Bank is subject to
FDIC deposit insurance assessments. Under current law, as amended by FDICIA, the insurance assessment to be paid by BIF-insured institutions shall be specified in a schedule required to be issued by the FDIC that specifies, at semi-annual intervals, target reserve ratios designed to increase the reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. FDICIA also authorizes the FDIC to impose one or more special assessments in any amounts deemed necessary to enable repayment of amounts borrowed by the FDIC from the Treasury Department. The FDIC set an assessment rate for the BIF of 0.195% for periods prior to June 30, 1992, and an assessment rate of 0.23% effective on June 30, 1992. Consistent with FDICIA, on
September 15, 1992, the FDIC approved the implementation of a risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on the institution's capital classification under the prompt corrective action provisions described above and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The assessment rates under the new system range from 0.23% to 0.31% depending upon the assessment category into which the insured institution is placed. The new assessment system became effective January 1, 1993. The Bank's assessment rate increased significantly under the new system which resulted in an increase in deposit insurance assessment expense. The FDIC has announced that it estimates that the target reserve ratio will be achieved during 1995 and that assessment rates could be reduced significantly. If the estimates prove accurate, there would be a beneficial effect on the results of operations.
     A significant increase in the assessment rate or a special additional assessment with respect to insured deposits, however, could have an adverse impact on the results of operations and capital of the Bank.
     (d) Governmental Policies. The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the Reserve Board. Among the instruments of monetary policy used by the Reserve Board to implement these objectives are open-market operations in U.S. Government securities and Federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Reserve Board frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets.  The monetary policies of the Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on the Company's business and results of operations.
     (e) Other Legislative Initiatives. From time to time, various proposals are introduced in the United States Congress and before various bank regulatory authorities which would alter the powers of, and restrictions on, different types of banking organizations and which would restructure part or all of the existing regulatory framework for banks, bank holding companies and other financial institutions.
     Moreover, a number of other bills have been introduced in
Congress which would further regulate, deregulate or restructure the financial services industry. It is not possible to predict whether these or any other proposals will be enacted into law or, even if enacted, the effect which they may have on the Company's business and results of operations.
          2. Business of the Bank. The Bank focuses primarily upon wholesale commercial banking operations, emphasizing the needs of small and medium size business firms and corporations and the personal banking needs of business executives and professional persons located in the Bank's immediate service area. The Bank's marketing strategy stresses its local ownership and commitment to service community business needs.
     Because the Bank's primary service area is comprised largely of commercial and professional businesses, the Bank places particular emphasis on banking services appropriate to serve the financial requirements of these business sectors. The Bank concentrates on business with commercial, industrial and professional customers in connection with both loans and deposits. In addition, the Bank seeks business from manufacturing and industrial corporations in San Diego County for whom it can provide financing and other banking needs. The Bank believes that the attraction of such businesses or large personal accounts enables it to provide professional, efficient and personalized banking services on an effective basis. The Bank also offers courier services, collection services, notary public services, money market certificates of deposit, letters of credit and other customary bank services to its business customers.
     On September 13, 1988, the Bank was granted trust powers by the Comptroller. The trust department, specializing in self-directed employee benefit plans, began active operations in 1989. In 1992, the Bank, citing failure of the department to achieve profitable operations, discontinued operations and transferred the Bank's fiduciary responsibilities to another institution. In 1994, the Bank entered into an agreement with Danielson Trust Company ("Danielson") under which Danielson will provide trust and related services to Bank customers.
     In addition to offering a comprehensive array of general banking services, the Bank offers specialized services to certain businesses that have been identified by the Bank's management as key sources of deposits and loans. These services, which are offered directly or through the Bank's correspondent banks, include cash management consulting and money market investments. The Bank also offers directly, or through correspondent banks, certain international services, such as letters of credit and documentary collections.
     As a corollary and supplement to its wholesale banking
operations, the Bank provides a full range of retail commercial banking services, including checking and savings accounts, safe
deposit boxes, traveler's checks, and cashier's checks.   The Bank
issues credit cards through third parties and is a merchant depository for cardholder drafts.
     The Bank engages in a full range of lending activities. The types of credit made available are:

     Business Loans and Lines of Credit
          Business acquisition and expansion
          Equipment and vehicle financing
          Working capital
          Accounts receivable and inventory financing
          Standby letters of credit
          SBA and CSSBDC guaranteed loans

     Consumer Loans and Lines of Credit
          Personal loans (secured and unsecured)
          Personal property loans (automobiles, boats, airplanes,
               recreational vehicles, mobile homes)
          Home equity loans (secured by 1-4 family dwellings)
          Home improvement loans (secured and unsecured)
          Home equity lines of credit (secured by deed of trust on 1-4 family dwellings)
          Personal lines of credit (Ready Money-unsecured lines attached to a checking account)

     Real Estate Financing
          Mini-perm loans for commercial and multi-family property Residential and commercial land loans
          Development, interim construction and rehabilitation loans for commercial, 1-4 family and multi-family property
          HUD guaranteed loans

     The commercial lending (business loans and lines of credit) is directed primarily at businesses whose demands for funds fall within the Bank's unsecured lending limit (approximately $2,100,000 at December 31, 1994), and who are depositors with the Bank.
     The Bank has no foreign loans or highly leveraged transactions. At December 31, 1994, approximately fifty-nine percent (59%) of the Bank's total loans were commercial, a majority of which are written with an original maturity of 90 to 180 days. Real estate loans, including interim construction and mini-perm, comprised approximately thirty-eight percent (38%) of the portfolio, with an average maturity of nine to eighteen months for interim construction loans and five years for the mini-perm loans. The balance of the loans are installment and consumer loans. Most of the loans bear adjustable interest rates, which change with the Bank's base rate. The Bank's loan loss reserve was approximately $2,148,000, or two and two-tenths percent (2.2%) of gross loans at December 31, 1994. The Bank intends to maintain the loan loss reserve at a level sufficient to absorb charge-offs from unexpected and adverse economic developments.
     The Bank's investment portfolio includes United States government and agency investments, state and municipal bonds, bankers acceptances, certificates of deposit and other miscellaneous investments.
     A majority of the Bank's deposits are derived from customers who have other account relationships with the Bank. The Bank has never used money brokers to secure deposits. The Bank's deposits are comprised of time certificates of deposit, demand accounts (including interest bearing demand accounts) and savings deposits (including money market savings).
     During the years 1992 through 1994, the Company and the Bank have been adversely affected by a number of factors emanating primarily from the condition of the economy in San Diego. These factors, more fully described in management's discussion and analysis and in the statistical information which follows include:

     a)  Higher than normal loan loss provisions.

     b) OREO losses and expenses from higher than normal levels of OREO properties.

     c) Reduction in net interest margins between 1992 and 1993 as a result of declining interest rates.

     d) Reduction in the level of the loan portfolio resulting from continuing low demand.

     Additionally, the Bank has incurred substantial expense in connection with legal fees and provision for additional costs involving the Pioneer Mortgage Company litigation.
     Competition. The Bank competes with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions, insurance companies and brokerage firms. Many of the regulations and limitations imposed upon account balances and interest rates were eliminated by the Depository Institutions Deregulation and Monetary Control Act of 1980. Savings and loan associations, credit unions and other business concerns were allowed to offer traditional banking services as a result of the Garn-St. Germain Depository Institutions Act of 1982 (the "Garn Act"). Among other provisions, the Garn Act enabled federally insured institutions to offer a new account similar to and directly competitive with money market accounts. Over the years following passage of the Garn Act, these changes have impacted the Bank's competition for deposits and the corresponding cost of deposits and have also resulted in a greater portion of the Bank's deposits being subject to rate changes.
     The Bank also competes for deposits with other institutions, such as brokerage firms and credit card companies, which offer alternative investment vehicles, such as money market funds, as well as traditional banking services, such as check access to money market funds and check advances on credit card accounts. In 1989, the Bank initiated the Executive Money Market account, designed to be competitive with accounts offered by securities firms. Other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities also compete with the Bank in the acquisition of deposits.
     As stated previously, nationwide reciprocal interstate banking became effective in California on January 1, 1991 (after having been allowed on a regional basis since 1987). This was preceded in 1990 by the acquisition by larger California institutions of three independent banks in the San Diego area. Additionally, in 1992, Bank of America merged with Security Pacific National Bank and in 1993 First
Interstate Bank successfully bid for San Diego Trust & Savings Bank (completion of the transaction occurred early in 1994). Management and the Board of Directors believe that the reduction in the number of the independent banks represents a business development opportunity for the Bank to obtain customers who would prefer to do business with a locally-based bank rather than one headquartered elsewhere.
     The Company has formed a Strategic Planning Committee which is studying the Bank's position in the marketplace as affected by the developments cited above. The Committee reports periodically to the Board.
          3. Employees. As of March 3, 1995, the Company and/or the Bank had ninety-nine (99) full-time employees, of whom eight (8) were executive officers. Six (6) of the executive officers have entered into employment contracts with the Company or the Bank. None of the Company's or the Bank's employees is covered by a collective bargaining agreement and the Company believes that its relationship with its employees is satisfactory.
          4. Statistical Disclosure. Following is the statistical disclosure required for bank holding companies.

                                                                SELECTED STATISTICAL INFORMATION

                                                                DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY
                                                                INTEREST RATES AND INTEREST DIFFERENTIAL
                                                                (IN THOUSANDS)

                                                  1994                            1993                            1992

                                         Average Revenue/ Yield          Average Revenue/ Yield          Average Revenue/ Yield
                                         Balance Expense   Rate          Balance Expense   Rate          Balance Expense   Rate
Interest-earning assets
  Loans
    Commerical                            63,180   5,597   8.86%          78,229   6,601   8.44%          83,755   7,031   8.39%
    Real estate                           37,082   3,623   9.77%          40,137   3,446   8.59%          37,252   3,457   9.28%
    Installment                            3,146     280   8.90%           3,392     357  10.52%           3,938     337   8.56%
      Total loans (including fees)       103,408   9,500   9.19%         121,758  10,404   8.54%         124,945  10,825   8.66%

  Investment securities
    U.S. Treasury securities               4,184     165   3.94%           3,700     129   3.49%           3,791     192   5.06%
    Securities of government agencies     20,917   1,021   4.88%          14,416     642   4.45%           6,242     348   5.58%
    State and political obligations        4,617     397   8.60%           3,332     406  12.18%           3,535     436  12.33%
    Other securities                         682      39   5.72%             903      55   6.09%           2,019     101   5.00%
      Total investment securities         30,400   1,622   5.34%          22,351   1,232   5.51%          15,587   1,077   6.91%

  Certificates of deposit in other banks   1,469      63   4.29%           1,494      67   4.48%           3,150     172   5.46%
  Federal Funds Sold                      18,407     732   3.98%          13,235     364   2.75%          12,621     408   3.23%

      Total interest-earning assets      153,684  11,917   7.75%         158,838  12,067   7.60%         156,303  12,482   7.99%

Noninterest-earning assets
  Cash and due from banks                 12,415                          12,315                          13,421
  Premises and equipment                  11,408                          11,742                          12,577
  Other, less allowance for loan losses      143                           3,472                           4,403
      Total noninterest-earning assets    23,966                          27,529                          30,401

TOTAL ASSETS                             177,650                         186,367                         186,704

                                                                SELECTED STATISTICAL INFORMATION

                                                                DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY
                                                                INTEREST RATES AND INTEREST DIFFERENTIAL
                                                                (IN THOUSANDS)

                                                  1994                            1993                            1992
                                         Average Revenue/ Yield          Average Revenue/ Yield          Average Revenue/ Yield
                                         Balance Expense   Rate          Balance Expense   Rate          Balance Expense   Rate
Interest-bearing liabilities
  Deposits
    Savings, NOW accounts, and
      money markets                       71,173   1,700   2.39%          64,430   1,452   2.25%          72,211   1,925   2.67%
    Time deposits                         22,831     797   3.49%          45,391   1,694   3.73%          43,624   1,944   4.46%
      Total interest-bearing deposits     94,004   2,497   2.66%         109,821   3,146   2.86%         115,835   3,869   3.34%

  Securities sold under repurchase agree-
    ments and federal funds purchased     14,603     367   2.51%           7,762     185   2.38%           4,034     144   3.57%
  Short-term debt                          2,456     209   8.51%           2,393     174   7.27%           2,001     155   7.75%
  Long-term debt                          10,251     621   6.06%          10,486     673   6.42%          10,750     833   7.75%
      Total interest-bearing liabilities 121,314   3,694   3.04%         130,462   4,178   3.20%         132,620   5,001   3.77%

Noninterest-bearing liabilities
  Demand deposits                         46,354                          44,265                          41,106
  Other liabilities                          364                             282                             501
      Total liabilities                  168,032                         175,009                         174,227

Minority interest in subsidiary                0                               0                               0

Stockholders' equity                       9,618                          11,358                          12,477

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     177,650                         186,367                         186,704

Net interest income                                8,223                           7,889                           7,481

Margin analysis
  Interest income/earning assets                           7.75%                           7.60%                           7.99%
  Interest expense/earning assets                          2.40%                           2.63%                           3.20%
  Net interest income/earning assets                       5.35%                           4.97%                           4.79%

1)All loans are stated net of unearned income.
2)Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.
3)These averages reflect the consolidated assets and liabilities of SDNB Financial Corp and subsidiaries.
  The averages for San Diego National Bank are calculated on a daily basis.  The average for SDNB Financial Corp  and other subsidiaries are calculated on a quarterly basis.
4)Non-accrual loans - Loans are placed on non-accrual status when a reasonable doubt exists as to the collectibility of interest or principal.  As of December 31, 1994, 1993 and 1992, the Bank had loans on non-accrual status totaling $6,046, $5,343, and
  $1,918, respectively.  Average balances for loans include these amounts; however, revenue is recognized on a cash basis for these loans.
5)Revenue for loans includes portions of fees recognized as current income of $453, $532, and $511 in 1994, 1993, and 1992, respectively.
6)Expense for short-term debt totaling $167 in 1994, $147 in 1993, and $155 in 1992, and the expense for long-term debt of $621 in
  1994, $673 in 1993, and $833 in 1992, are classified as building operating expense on the consolidated financial statements.

                                                         VOLUME/RATE VARIANCE ANALYSIS

                                               1994 compared to 1993        1993 compared to 1992       1992 compared to 1991
                                              Volume    Rate     Total     Volume    Rate     Total    Volume    Rate     Total
Increase (Decrease) in Interest on Earning Assets:
Loans
  Commercial loans                            (1,320)    316    (1,004)     (466)      36      (430)     783   (1,518)     (735)
  Real estate loans                             (275)    452       177       258     (269)      (11)    (717)    (549)   (1,266)
  Installment loans                              (25)    (52)      (77)      (51)      71        20       59     (125)      (66)
    Total loans                               (1,620)    716      (904)     (259)    (162)     (421)     125   (2,192)   (2,067)

Investment securities
  U.S. Treasury securities                        18      18        36        (5)     (58)      (63)      61      (46)       15
  Securities of government agencies              312      67       379       376      (82)      294     (313)    (179)     (492)
  State and political obligations                130    (139)       (9)      (25)      (5)      (30)    (124)     (10)     (134)
  Other securities                               (13)     (3)      (16)      (65)      19       (46)     (31)     (43)      (74)
    Total investment securities                  447     (57)      390       281     (126)      155     (407)    (278)     (685)

Certificates of deposit in other banks            (1)     (3)       (4)      (78)     (27)     (105)       5      (44)      (39)
Federal funds sold                               172     196       368        19      (63)      (44)     175     (212)      (37)

    Total interest income change              (1,002)    852      (150)      (37)    (378)     (415)    (102)  (2,726)   (2,828)

Increase (Decrease) in Interest Paid on Liabilities:
Interest on deposits
  Savings, NOW accounts, and money markets       158      90       248      (194)    (279)     (473)     177   (1,407)   (1,230)
  Other domestic time deposits                  (794)   (103)     (897)       76     (326)     (250)    (285)  (1,019)   (1,304)
    Total interest on deposits                  (636)    (13)     (649)     (118)    (605)     (723)    (108)  (2,426)   (2,534)

Securities sold under agreement to repurchase
  and federal funds purchased                    171      11       182       101      (60)       41      (16)     (85)     (101)
Short-term debt                                    5      30        35        29      (10)       19        0      (44)      (44)
Long-term debt                                   (15)    (37)      (52)      (20)    (140)     (160)     (20)    (216)     (236)

  Total interest expense change                 (475)     (9)     (484)       (8)    (815)     (823)    (144)  (2,771)   (2,915)

  Net change in net interest income             (527)    861       334       (29)     437       408       42       45        87

Note: Change in interest income or expense can be attributed to (a) changes in volume (change in volume times old rate),
(b) changes in rates (change in rate times old volume),and (c) changes in rate/volume (change in rate times the change in volume).  The rate/volume variances are allocated proportionally between the rate and the volume variances based on their absolute values.

INVESTMENT SECURITIES


                                              1994
                                          (Book Value)
December 31, 1994:
Available-For-Sale:
    U.S. Government agencies                 9,637
        Average maturity (in years)           2.11

    FRB Stock                                  273
                                             9,910

Held-To-Maturity:
    U.S. Treasuries                          1,998
        Average maturity (in years)           0.83

    U.S. Government agencies                11,397
        Average maturity (in years)           2.74

    States and municipalities                3,176
        Average maturity (in years)           3.43

    Other bonds and notes                      750
        Average maturity (in years)           4.58

                                            17,321

                                              1993            1992
                                          (Book Value)    (Book Value)
December 31, 1993 and 1992:
Held-For-Investment:
    U.S. Treasuries                          6,004           1,004
        Average maturity (in years)           0.47            0.50

    U.S. Government agencies                19,588          11,677
        Average maturity (in years)           3.72            3.56

    States and municipalities                4,362           3,250
        Average maturity (in years)           2.69            4.11

    Other bonds and notes                        0           1,739
        Average maturity (in years)              0            1.87

    FRB Stock                                  273             273
                                            30,227          17,943

                                                                  MATURITY IN YEARS

                                           Under 1          1 to 5      5 to 10      Over 10        Total
Available-For-Sale:
    U.S. Government agencies                 1,977           7,660            0            0        9,637
        Weighted average interest rate       5.15%           5.92%        0.00%        0.00%        5.76%

    FRB Stock                                    0               0            0          273          273
        Weighted average interest rate       0.00%           0.00%        0.00%        6.00%        6.00%
                                             1,977           7,660            0          273        9,910


Held-To-Maturity:
    U.S. Treasuries                          1,001             997            0            0        1,998
        Weighted average interest rate       4.00%           4.37%        0.00%        0.00%        4.18%

    U.S. Government agencies                 2,986           4,300        4,111            0       11,397
        Weighted average interest rate       5.40%           4.66%        5.64%        0.00%        5.21%

    States and municipalities *<F1>            250           2,169          757            0        3,176
        Weighted average interest rate       8.48%           5.95%        8.77%        0.00%        6.82%

    Other bonds and notes                        0             500          250            0          750
        Weighted average interest rate       0.00%           4.68%        8.00%        0.00%        5.79%
                                             4,237           7,966        5,118            0       17,321

<F1>
    * Taxable equivalent yield based upon 34% Federal Income Tax rate.

   LOAN PORTFOLIO                                                 LOAN TYPE

                                                Real Estate     Real Estate     Installment
                                 Commercial     Construction      Mortgage      and Consumer         Total

Totals at year-end:

    1994                            57,613           5,750          31,461           2,234          97,058

    1993                            67,087           8,995          32,099           2,852         111,033

    1992                            85,377          12,717          30,721           3,306         132,121

    1991                            81,120          12,682          23,751           4,275         121,828

    1990                            70,752          23,758          27,241           3,193         124,944

Maturities at the end of 1994:

    1 year or less                  47,207           5,612          11,788           1,141          65,748

    1- 5 years                      10,119             138          18,108           1,079          29,444

    after 5 years                      287               0           1,565              14           1,866

Outstanding loans at the end
of 1994 which are due after
one year earn interest as follows:

    Fixed rate                         465               0           2,491             406           3,362

    Adjustable rate                  9,941             138          17,182             687          27,948

RISK ELEMENTS

    Nonperforming  assets consist of non-accrual loans, restructured loans, past due loans and other real estate owned.  Non-accrual loans are loans on which interest recognition has been suspended until realized because of doubts as to the borrower's ability to repay principal or interest.  Restructured loans are loans where the terms have been altered to provide a reduction or deferral of interest or principal because of a deterioration in the borrower's financial position.  Past due loans are accruing loans that are contractually past due 90 days or more as to interest or principal payments.  The following summarizes the nonperforming assets at December 31:
                                      1994            1993            1992            1991            1990

    Non-accrual loans                6,046           5,343           1,918           2,442             215

    Restructured loans (still        2,316           3,162               0               0               0

    Loans 90 days past due              20             481             248           2,238           1,595


                                     8,382           8,986           2,166           4,680           1,810

    Other real estate owned            268           1,050           2,091           4,987               0


        Total                        8,650          10,036           4,257           9,667           1,810

1)  Non-accrual - Loans are placed on non-accrual when a reasonable doubt exists as to the collectibility of interest or principal.  Gross interest income that would have been recorded for the year ended
    December 31, 1994, if non-accrual loans had been current and in accordance with their original terms, is approximately $682.  Interest actually recognized for those loans was $643.  Non-accrual loans totaling $1,196 in 1993, $521 in 1992 and $326 in 1991 were also classified as restructured loans.

SUMMARY OF LOAN LOSS EXPERIENCE

                                                   1994         1993         1992         1991         1990
Allowance for loan losses (as of Jan. 1)          2,522        2,111        2,011        1,499        1,407

Losses charged-off

  Commerical                                      2,211        2,277        1,294          722          506
  Real estate construction                            0           20          120            0            0
  Real estate mortgage                                0          264          101           56          162
  Installment                                       151          155           60           70           14

Total loans charged-off                           2,362        2,716        1,575          848          682

Recoveries of losses previously charged-off

  Commerical                                        121          144          299           81          139
  Real estate construction                            0            0            0            0            0
  Real estate mortgage                               10            4           50            0            0
  Installment                                         7           29            6            9            0

Total recoveries                                    138          177          355           90          139

Net loans charged-off                             2,224        2,539        1,220          758          543

Additions charged to operating expense            1,850        2,950        1,320        1,270          635

Allowance for loan losses (as of Dec. 31)         2,148        2,522        2,111        2,011        1,499


  Average loans outstanding                     103,897      121,758      124,945      123,490      115,663

  Ratio of net charge-offs to average
    loans outstanding                             2.14%        2.09%        0.98%        0.61%        0.47%

ALLOWANCE FOR LOAN LOSSES BY CATEGORY


                                1994                  1993                  1992                  1991                  1990
                                 Percent of            Percent of            Percent of            Percent of            Percent of
                                loans in each         loans in each         loans in each         loans in each        loans in each
                                 category to           category to           category to           category to           category to
                         Amount  total loans   Amount  total loans   Amount  total loans   Amount  total loans   Amount  total loans
Commerical                1,635     59.4%       1,862     60.4%       1,304     64.5%       1,417     66.6%         800     56.6%
Real estate construction     49      5.9%          57      8.1%         101      9.6%          96     10.4%         226     19.0%
Real estate mortgage         80     32.4%         206     28.9%         222     23.4%         196     19.5%         213     21.8%
Installment                  62      2.3%          93      2.6%          25      2.5%          30      3.5%          28      2.6%

Unallocated                 322       NA          304       NA           459      NA          272       NA          232       NA

   Total                  2,148    100.0%       2,522    100.0%        2,111    100.0%      2,011    100.0%       1,499    100.0%

1)  Beginning in 1993, the Bank evaluates the adequacy of its allowance for loan losses using a "migration analysis" of  net charge-
    offs to classified loans.  Certain loans are segregated by management and reserved specifically based on potential loss exposure.  The remainder of the loans in the portfolio are segregated  into significant pools.  Potential loss exposure is determined by creating a loss experience percentage for loans with similar characteristics and quality.  These percentages are applied to the Bank's current portfolio to  estimate the amount of future losses.  The Bank also makes a provision for undrawn commitments and letters of credit.  This quantitative analysis is supplemented with a provision based on qualitative factors including but not limited to trends in volume and severity of past due and classified loans and trends in the volume of nonaccural loans troubled debt-restructurings and other loan modifications, trends in the nature and volume of the portfolio, experience ability and depth of lending management and staff, trends in lending policies and procedures including underwriting standards and collection charge-off and recovery practices, national and local economic and business conditions and developments including the condition of various market segments, existence and effect of any concentrations of credit and changes in the level of such concentrations, quality of the institution's loan review system and the degree of oversight by the institution's board of directors, effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's current portfolio.  The reserve balance represents the aggregate of these allocations.

    Prior to 1993, the Bank evaluated the adequacy of its allowance for loan losses  on an individual loan basis.  In determining the adequacy of the allowance, management evaluated each loan with regard to creditworthiness of the borrower, sources of repayment, general and industry specific economic conditions, and collateral .  The bank reserved non-classified on a percentage basis related to past loss experience.  Loans determined to be of higher than normal risk were assigned a higher reserve amount based upon possible loss exposure.  The reserve balance for the years 1990 - 1992 were the aggregate of those allocations.

DEPOSITS


                                  1994                        1993                          1992

                          Average                     Average                       Average
                        Outstanding    Yield        Outstanding    Yield          Outstanding    Yield
Demand                    46,354        0.00%         44,265        0.00%           41,106        0.00%
Interest-bearing demand   14,496        1.48%         14,280        1.47%           13,884        2.09%
Savings                   56,677        2.63%         50,150        2.48%           58,327        2.81%
Time deposits             22,831        3.49%         45,391        3.73%           43,624        4.46%

At December 31, 1994, time deposits in amounts of $100,000 or more had a maturity breakdown as follows (in thousands):

                           Time             All
                         Certificates      Other
                         of Deposit        Time
3 months or less             6,808          532
Over 3 through 6 months      2,024          203
Over 6 through 12 months       501          206
Over 12 months                 200           -

                             9,533          941

RETURN ON EQUITY AND ASSETS

                                                        1994          1993          1992

Return on assets                                       (0.09)%       (1.37)%       (1.18)%
   (Net income divided by average total assets)


Return on equity                                       (1.65)%      (22.56)%      (17.72)%
   (Net income divided by average equity)


Equity to assets                                         5.41%         6.09%         6.68%
   (Average equity divided by average total assets)


Dividend payout ratio                                    0.00%         0.00%         0.00%
   (Dividends per share divided by net income per share)

SHORT-TERM BORROWINGS

                                                         1994          1993          1992
Securities sold under repurchase agreements
and federal funds sold

   a)  Outstanding at end of period                     12,285         9,273         4,698
   b)  Average interest rate, end of period              2.78%         2.16%         2.68%
   c)  Maximum outstanding during period                18,614        12,393         6,273
   d)  Approximate average amount
       outstanding during period                        14,603         7,762         4,034
   e)  Weighted average interest rate                    2.51%         2.38%         3.57%


Short-term debt

   a)  Outstanding at end of period                      2,544         2,384         2,340
   b)  Average interest rate, end of period              9.19%         7.36%         7.28%
   c)  Maximum outstanding during period                 2,554         2,448         2,340
   d)  Approximate average amount
       outstanding during period                         2,456         2,393         2,001
   e)  Weighted average interest rate                    8.51%         7.27%         7.75%





Item 2.   Properties.
          The Company owned no properties directly at December 31, 1994. The Company's executive offices and the Bank's executive offices and banking facilities are located at 1420 Kettner Boulevard, San Diego, California 92101 (the "Bank Building"), which is owned by the Joint Venture. In January 1982, the Bank executed a 99-year ground lease, which was subsequently assumed by the Joint Venture, for approximately 27,000 square feet of undeveloped real property located at the site. The Company's wholly-owned subsidiary, Devco, was the 50% joint venturer with a limited partnership, Kettner Building Associates, Ltd. ("KBA"), in the ownership and operation of the Bank Building. As previously stated, effective July 1, 1993, Devco was merged into the Company and the Company assumed the partnership ownership. Commencing in 1985 and continuing into 1987, the Company (through Devco) acquired the 10% general partnership interest and a 14% limited partnership interest in KBA. The only activity of KBA is its 50% interest in the Joint Venture. Therefore, the acquisition of the partnership interests increased the Company's combined interest in the Bank Building to approximately 62% at December 31, 1987.
     On March 3, 1987, the Joint Venture obtained long-term financing from Home Fed Bank. The Home Fed loan in the original amount of $11,250,000 was payable in monthly installments with an adjustable interest rate (as described below) and matures in 1997. During 1993, Resolution Trust Corporation, as successor to Home Fed, sold the loan as a part of a package to an investment group.
     In November 1994, the Home Fed note was purchased by the two limited partnerships managed by WHR Management Corp. ("WHR") which propose to purchase the Company's stock (see management discussion and analysis). In January 1995, the Joint Venture and WHR entered into a modification agreement. This agreement reduces the debt service requirement to $800,000 per year, all allocable to interest. Prior to such modification, the annual debt service requirement was $823,000 allocable first to interest at a rate equal to 2.25% over the 11th District Cost of Funds (which interest rate changed monthly).
Pursuant to the terms of the original trust deed (absent the modification), due to projected increase in the benchmark interest rates, annual payments of debt service were projected to increase on May 1, 1995, to approximately $917,000. Further, the modification also allows prepayment of the loan on April 1, 1995, for $7,708,000 (assuming all interest payments have been made); on January 1, 1996, for $8,691,000; and quarterly thereafter at amounts which increase by approximately $373,000 each quarter. On April 1, 1997, the outstanding principal balance will be due and payable if not previously prepaid.
     On January 4, 1994, the Joint Venture executed a new note to Pacific View Construction Company Inc. ("Pacific View") a corporation controlled by Charles I. Feurzeig, Chairman of the Board of the Company. On January 4, 1988, the Joint Venture had obtained a $2 million loan from Pacific View, the proceeds of which were used to retire existing debt of the Joint Venture and to provide reserves for tenant improvements and negative cash flows. The loan, which is secured by a second trust deed on the Bank Building, was paid down by $100,000 in 1993. The Joint Venture anticipates entering into a modification agreement to make a partial payment of $250,000 on the note out of the proceeds of the stock issuance referred to in management's discussion and analysis. The note would be further modified to fix the interest rate at 10% per annum and extend the due date to April 1, 1997. It is anticipated that the Company will also purchase customer notes from the Bank in the amount of approximately $1,100,000 (par) and assign such notes to the Joint Venture. The
Joint Venture would then assign the notes as payment against the note balance.
     The Bank has leased the ground floor and the mezzanine of the Bank Building, which constitutes approximately 26,000 square feet, and the Company has leased a portion of the seventh floor, which constitutes approximately 12,000 square feet. The ground floor and mezzanine lease term is for 20 years, commencing May 1985, with an option for the Bank to renew on the same terms for two consecutive seven-year periods following the expiration of the initial term. The base rent paid by the Bank is currently $2.24 per square foot per month, subject to annual upward cost-of-living adjustments limited to an increase of 5% of the base rent for each year and 15% of the base rent for each five year period. The base rent includes all taxes, utilities, insurance, maintenance and operational common area expenses (the "pass-through expenses"). If the pass-through expenses exceed in any year the sum of $5.00 per square foot, the Bank pays such excess.
 The lease also provides for a right of first refusal in favor of the Bank on not less than one full leasable floor (approximately 17,000 square feet) as the same shall become available for lease within the Bank Building.
     The seventh floor lease term is five years and seven months commencing September 1990, with an option to renew for two consecutive five year terms. The base rate is currently $1.98 per square foot per month, subject to annual upward cost-of-living adjustments and pass-through expense similar to the Bank lease.
     The Company and the Bank believe the leased space at 1420 Kettner Boulevard (including the right of first refusal space) will be adequate for their needs for the foreseeable future.
     At December 31, 1994, the Bank Building was approximately 90% leased, although concessions to some tenants who are not utilizing all of their leased premises would reduce the effective occupancy to approximately 82%.
Item 3.   Legal Proceedings.
          In January 1993, the Bank was named as a defendant in an adversary proceeding in Bankruptcy Court filed by Pioneer Liquidating Corporation ("PLC") successor to six bankrupt Pioneer Mortgage Company entities ("Pioneer"). Investors in Pioneer had previously filed suit against the Bank. That Pioneer litigation was settled in 1992. The
PLC case has been transferred to the United States District Court.
The PLC complaint, which does not specify the amount of damages, alleges that the Bank and five other banks received preferential payments and voidable transfers from Pioneer prior to the filing of the Chapter 11 petition in January 1991. The attorneys for PLC have alleged recoverable transfers from the Bank in excess of $14 million but have stated informally that they are seeking recovery of approximately $1.75 million. Of the $1.75 million, the sum of $250,000 would be in cash with the balance in the form of charged off Bank loans. PLC and the Bank have been engaged in ongoing settlement negotiations, however, as yet no resolution has been reached. As of December 31, 1994, the Bank has set aside a provision of $250,000 for resolution of this litigation.
     In December 1991, the Bank filed suit against its Directors' and Officers' liability insurer, alleging that the insurer had breached the insurance contract and acted in bad faith by refusing to pay the Bank's defense and settlement costs in connection with the Pioneer investor lawsuits. During 1994 the Bank and its insurer settled their dispute. Under the terms of the settlement, the insurer paid the Bank $713,000 (in addition to the $750,000 the insurer had previously advanced towards the Bank's settlement with the investors) which has been credited to miscellaneous other operating income.
Item 4.   Submission of Matters to a Vote of Security Holders.
          No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of 1994.
                               PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.
          (a) Market Information. Since October 6, 1987, the Company's Common Stock has been listed on the National Association of Securities Dealers ("NASDAQ") National Market System. There is only a limited market for the Company's Common Stock.

              Stock Price Information

        Period               1994         1993

     First Quarter
        Low               $  2.50       $ 3.50
        High                 3.25         4.00

     Second Quarter
        Low                  2.50         3.50
        High                 3.25         4.38

     Third Quarter
        Low                  2.50         2.50
        High                 4.75         4.00

     Fourth Quarter
        Low                  3.00         2.50
        High                 4.75         3.38


          (b) Holders. As of March 3, 1995, the Company's outstanding shares of Common Stock were held by approximately 700 shareholders of record (including those through broker/nominees).
          (c) Dividends. There were no stock or cash dividends declared in 1994 or 1993.
     As discussed earlier (page 6) the Bank is presently precluded from paying dividends to the Company. As a result, the Company must rely on distributions from the Joint Venture to pay its expenses. It is anticipated that it is possible to do so until such time as the Bank may be able to resume dividend payments.
Item 6.   Selected Financial Data.
          Consolidated Financial Highlights
          Incorporated by reference - see inside front cover of the 1994
Annual Report to Shareholders.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.
          Incorporated by reference - see pages 5 to 11 of the 1994 Annual Report to Shareholders.

Item 8.   Financial Statements and Supplementary Data.
          Incorporated by reference - see pages 12 to 22 of the 1994 Annual Report to Shareholders.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.
          None

                               PART III

Item 10.  Directors and Executive Officers of Registrant.

                                 Positions Held With the Company
                                 And Principal Occupation During
Name                      Age    Past Five Years

Howard W. Brotman          65    Senior Vice President and Chief
                                 Financial Officer of the Company and
                                 the Bank, from before 1990 to present;
                                 Secretary of the Company, February
                                 1993 to present.

Joyce I. Chewning          48    Senior Vice President of the Company,
                                 January 1994 to present; Senior Vice
                                 President, Operations of the Bank from
                                 before 1990 to present.

Margaret "Midge" Costanza  62    Director of the Company since
                                 June, 1993; Partner, Martin &
                                 Costanza, presentation skills
                                 trainers, from before 1990 to present;
                                 Political Consultant-Congresswoman
                                 Lynn Schenk and State Treasurer
                                 Kathleen Brown, 1993 to November,
                                 1994; Campaign Coordinator, California
                                 Democratic State Central Committee and
                                 Boxer for Senate Committee, 1991 to
                                 1992; Executive Director, Search
                                 Alliance, a health research
                                 organization, 1990 to 1991.

Charles I Feurzeig         83    Chairman of the Board of the Company
                                 since 1982; Owner and operator of
                                 commercial shopping centers; President
                                 of Pacific View Construction, Co.,
                                 Inc., developer of homes, from before
                                 1990 to present.

Murray L. Galinson         57    Director of the Company since 1982;
                                 President and Chief Executive Officer
                                 of the Company and the Bank from
                                 before 1990 to present.

Karla J. Hertzog           44    Director of the Company since
                                 February, 1992; President of TOPS
                                 Personnel Service, Inc., a temporary
                                 personnel agency, from before 1990 to
                                 present.

Robert B. Horsman          48    Director of the Company since 1991;
                                 Executive Vice President of the
                                 Company, January 1994 to present;
                                 Executive Vice President of the Bank
                                 from before 1990 to present.

Gail Jensen-Bigknife       44    Senior Vice President of the Bank from
                                 before 1990 to present.

                                 Positions Held With the Company
                                 And Principal Occupation During
Name                      Age    Past Five Years

Mark P. Mandell            44    Director of the Company since January,
                                 1992.  Attorney-at-law from before
                                 1990 to present; Vice President and
                                 Legal Counsel, Square One Development
                                 Corporation, commercial real estate
                                 developers, from before 1990 to
                                 present.

Richard Nance              50    Senior Vice President of the Bank from
                                 before 1990 to present.

Debra Perkins              40    Vice President/Compliance of the Bank
                                 from before 1990 to present.

Connie M. Reckling         46    Vice President/Human Resources of the
                                 Bank, 1990 to present.

Patricia L. Roscoe         51    Director of the Company since 1990;
                                 Chairman of Patti Roscoe & Associates,
                                 Inc. and Roscoe/Cottrell, Inc.,
                                 destination management companies, from
                                 before 1990 to present.

Julius H. Zolezzi          65    Director of the Company since 1982;
                                 President of Zolezzi Enterprises,
                                 Inc., which owns fishing vessels and
                                 of Embarcadero Marine, Inc., a
                                 supplier of diesel fuel, from before
                                 1990 to present.

Item 11.  Executive Compensation


                                                            Long-Term
                                 Annual Compensation       Compensation
Name and Principal
Position                      Year     Salary     Bonus    Option Awards

Murray L. Galinson            1994    $174,050     $0         $     0
  President/CEO               1993     167,700      0          35,003
                              1992     167,700      0               0

Robert B. Horsman             1994    $113,300     $0         $     0
  Executive Vice President    1993     109,200      0          27,548
                              1992     107,600      0               0

Joyce Chewning
  Senior Vice President       1994    $102,440      0         $     0
                              1993      97,940      0          10,099
                              1992      93,596      0               0



                                OPTION GRANTS IN LAST FISCAL YEAR
                                        INDIVIDUAL GRANTS

                                                                          Potential Realizable
                                                                            Value of Assumed
                                                                          Annual Rates of Stock
                     Options    % of Total                                 Price Appreciation
                     Granted  Options Granted                                Option Term
                       <F1>    To Employees In  Exercise   Expiration     ------------------
Officer                <F2>      Fiscal Year      Price       Date           @5%      @10%
- -------              -------    -----------      ------      -------      ------------------

Murray L. Galinson     None

Robert B. Horsman      None

Joyce Chewning         None


                            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                   AND FISCAL YEAR END OPTION VALUES

                                                                              Value of Unexercised
                                                Number of Unexercised         In-the-Money Options
                 Shares Acquired     Value   Options at Fiscal Year End -     at Fiscal Year End -
Officer            on Exercise      Realized   Exercisable/Unexercisable    Exercisable/Unexercisable
- -------            --------------   --------  ----------------------------   -------------------------


Murray L. Galinson      None          None           E   27,489                         None
                                                     U   35,003                         None

Robert B. Horsman       None          None           E   11,585                         None
                                                     U   27,548                         None

Joyce Chewning          None          None           U   19,099                         None


Director Compensation.

     During 1994, Mr. Feurzeig was paid $1,000 per board meeting and $150 per committee meeting. All other non-employee directors were paid $500 per board meeting and $75 per committee meeting.

Executive Employment Agreements.

     On February 12, 1993, the Company entered into new employment agreements, comparable to previous agreements, with Murray L. Galinson, Robert B. Horsman and Joyce Chewning, which continue through December 31, 1995. The agreements provide for base salaries of $167,700, $109,200 and $93,500, respectively, with adjustments on January 1 of each year during the term at the discretion of the Board of Directors, but in no event will the adjusted salary be less than the preceding year. For 1995, beginning salaries (subject to possible mid-year adjustment) have been set at $180,605 for Mr. Galinson, $117,598 for Mr. Horsman and $106,229 for Ms. Chewning. The agreements also provide for normal employee perquisites, participation in the other compensation plans and for extension of employment for three years from the date of a "change of control" of the Company or the Bank.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

          The following table sets forth those shareholders known to the Company who owned beneficially or of record more than 5% of the Common Stock of the Company on March 3, 1995.

Name of                     Amount and Nature
Beneficial                    of Beneficial               Percent (1)
Owner                           Ownership (1)        of Common Stock (2)

Charles I Feurzeig               332,164 (3)                18.9
1420 Kettner Blvd.
San Diego, CA  92101

Murray L. Galinson               172,400 (4)(6)              9.8
1420 Kettner Blvd.
San Diego, CA  92101

Deferred Savings Plan of          84,074                     4.8 (7)
the San Diego National Bank
401(k) Plan
1420 Kettner Blvd.
San Diego, CA  92101

	The following table sets forth information as to outstanding shares of the Company's Common Stock beneficially owned by each director of the Company as of March 3, 1995, and by all directors and executive officers of the Company and the Bank as a group. Except as indicated, the persons named have sole voting power and sole investment power over the amount of shares shown.

Name of                     Amount and Nature
Beneficial                    of Beneficial              Percent (1)
Owner                           Ownership (1)          Common Stock (2)

Margaret Costanza                    200                     *
Charles I. Feurzeig              332,164 (3)                18.9
Murray L. Galinson               172,400 (4)(6)              9.8
Karla J. Hertzog                     200                     *
Robert B. Horsman                 18,436 (6)                 1.1
Mark P. Mandell                      200                     *
Patricia L. Roscoe                16,051                     1.0
Julius H. Zolezzi                 56,448                     3.2
All Executive Officers
and Directors as a group         626,249                    35.7
(14 persons)                 (3) (4) (5) (6)

(1) All percentages and share amounts in these sections were calculated on the basis of outstanding securities, plus shares issuable pursuant to vested stock options. Includes shares owned beneficially and of record, directly or indirectly, together with associates. Also includes shares held by or on behalf of minor and/or adult children and family trusts.

(2)  Asterisk indicates percentage of less than 1%.

(3) Includes 70,640 shares held by Balboa Crest, a partnership of which Mr. Feurzeig is a general partner.

(4)  Includes 85,358 shares held as trustee/custodian.

(5) Includes 164,614 shares issuable to directors and executive officers pursuant to vested stock options.

(6) Does not include shares owned by the Deferred Savings Plan of the San Diego National Bank 401(k) Plan attributable to executive officers' vested interests therein.

(7) The Deferred Savings Plan of the San Diego National Bank 401(k) Plan holds 5.5% of currently outstanding stock if vested options are not included in the outstanding stock.

Item 13.  Certain Relationships and Related Transactions.

          The Bank had banking transactions in the ordinary course of its business with the Company and its subsidiaries, directors, executive officers, and their associates, on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with other customers of the Bank, and which do not, in the opinion of management, involve more than the normal risks of collectability or present other unfavorable features. Under federal law, additional restrictions are placed upon the aggregate amount of, and other terms and conditions of, loans to executive officers, directors and principal shareholders. The maximum aggregate available amount of all such loans and credit extensions to all directors and officers of the Bank at December 31, 1994, together with their associates, was approximately $367,000 (constituting approximately 4% of the Company's equity capital). The actual aggregate balance outstanding on all such loans and credit extensions at December 31, 1994 was $177,000. In October 1990, the Bank Board adopted a policy of eliminating further lending to executive officers and directors (except for cash-secured loans) beyond the maturity of the existing debt. An exception to this policy was granted to one director where the amounts of the loans outstanding are less than the amounts outstanding when the policy was adopted.

                                PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K

       1.   Financial statements                                  Page*

            Consolidated Balance Sheets at December 31,
            1994 and 1993.                                         12

            Consolidated Statements of Operations for each of
            the three years in the period ended
            December 31, 1994.                                     13

            Consolidated Statements of Shareholders' Equity
            for each of the three years in the period ended
            December 31, 1994.                                     14

            Consolidated Statements of Cash Flows for each of
            the three years in the period ended December 31,
            1994.                                                  15

            Notes to Consolidated Financial Statements.         16-22

            Report of Independent Accountants.                     23


            *Refers to respective page numbers of Annual Report to Shareholders for the year ended December 31, 1994 which is incorporated by reference.



       2.   Financial statement schedules.

            All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       3. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K).

       (a)  3  (a)   Restated Articles of Incorporation of the Company
                     and amendment -incorporated by reference from 1988
                     Form 10-K.

               (b) Bylaws of the Company as amended through May 18, 1988 - incorporated by reference from 1988 Form 10-K.

       10. (a) (1)   Company's 1984 Stock Option Plan, as amended -
                     incorporated by reference from 1992 Form 10-K.

               (2)   The Company's 1994 Stock Option Plan.

           (b)       Employment contracts of certain executive officers
                     - incorporated by reference from 1992 Form 10-K.

           (c) Sample indemnification agreements with directors and officers - incorporated by reference from 1988 Form 10-K.

       13.  Annual Report to Shareholders.

       22.  Subsidiaries of the Registrant.

       23. (a)  Consent of Independent Accountants.

           (b)  Reports on Form 8-K

                No current reports on Form 8-K were filed by the Company during the fourth quarter of its fiscal year ended December 31, 1994.

           (c) Exhibits required by Item 601 of Regulation S-K and not incorporated by reference are attached.

           (d)  Not applicable.

SIGNATURES

          Pursuant to the Requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SDNB FINANCIAL CORP

Dated:  March 17, 1995       By:   /s/Murray L. Galinson
                                   Murray L. Galinson
                                   President and Chief Executive Officer


                             By:   /s/Howard W. Brotman
                                   Howard W. Brotman
                                   Senior Vice President, Secretary
                                   and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                    Title                      Date


/s/Charles I. Feurzeig        Chairman of the Board      March 17, 1995
CHARLES I. FEURZEIG           and Director


/s/Murray L. Galinson         President, Chief           March 17, 1995
MURRAY L. GALINSON            Executive Officer and
                              Director

/s/Margaret Costanza          Director                   March 17, 1995
MARGARET COSTANZA


/s/Karla J. Hertzog           Director                   March 17, 1995
KARLA J. HERTZOG


/s/Robert B. Horsman          Director                   March 17, 1995
ROBERT B. HORSMAN


/s/Mark P. Mandell            Director                   March 17, 1995
MARK P. MANDELL


/s/ Patricia L. Roscoe        Director                   March 17, 1995
PATRICIA L. ROSCOE


/s/Julius H. Zolezzi          Director                   March 17, 1995
JULIUS H. ZOLEZZI


/s/Howard W. Brotman          Senior Vice President,     March 17, 1995
HOWARD W. BROTMAN             Secretary and Chief
                              Financial Officer

INDEX OF EXHIBITS






Exhibit Number


      10 (a) (2)        SDNB Financial Corp 1994 Stock Option Plan

      13                Annual Report to Shareholders.

      22                Subsidiaries of Registrant.

      23 (a)            Consent of Independent Accountants.