Form 10-Q
period 1995-03-31
SDNB FINANCIAL CORP
filed 1995-05-12
CIK 702147

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

- -----------------------------------------------------------------------------

                                FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

- -----------------------------------------------------------------------------
For Quarter Ended                              Commission File Number 0-11117
March 31, 1995

                             SDNB FINANCIAL CORP.
           (Exact name of Registrant as specified in its charter)

                                  CALIFORNIA
           (State or jurisdiction of incorporation or organization)

                                  95-3725079
                      (I.R.S. Employer Identification No.)

                              1420 Kettner Blvd.
                             San Diego, CA  92101
                      (Address of principal executive offices) (Zip Code)

                                  (619) 231-4989
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X        NO

Number of shares of Common Stock, no par value, outstanding at the close of the period covered by this report (March 31, 1995): 2,048,485.

                           SDNB FINANCIAL CORP.

                                   INDEX

PART I                                                  FINANCIAL INFORMATION

                                                                         Page
Item 1.   Financial Statements

          Consolidated Balance Sheet (unaudited)                            1
          March 31, 1995 and December 31, 1994

          Consolidated Statements of Operations (unaudited)                 2
          Three months ended March 31, 1995
          Three months ended March 31, 1994

          Consolidated Statements of Cash Flows (unaudited)                 3
          Three months ended March 31, 1995
          Three months ended March 31, 1994

          Notes to Consolidated Financial Statements (unaudited)            4
          March 31, 1995

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            5-13

PART II                                                     OTHER INFORMATION

Item 1.   Legal Proceedings                                                14

Item 2.   Changes in Securities                                            14

Item 3.   Defaults upon Senior Securities                                  14

Item 4.   Submission of Matters to a Vote of Security Holders         14 - 15

Item 5.   Other Information                                                15

Item 6.   Exhibits and Reports on Form 8-K                                 15

                        PART I  FINANCIAL INFORMATION
                        Item 1.  Financial Statements

                    SDNB Financial Corp. and Subsidiaries
                   Consolidated Balance Sheets (unaudited)


                                                       (In thousands)
                                                  March 31,     December 31,
Assets                                               1995             1994

Cash and due from banks                           $ 12,756         $ 11,936
Interest bearing deposits in other bank              2,072            1,381
Investment securities                               15,413           17,321
Investment securities available-for-sale            10,642            9,910
Federal funds sold                                  21,600           24,000

Loans                                               93,819           97,058
Less allowance for loan losses                       2,253            2,148
   Net loans                                        91,566           94,910

Premises and equipment, net                         10,910           11,089
Other real estate owned                                816              268
Accrued interest receivable and other assets         2,250            2,370

      Total assets                               $ 168,025        $ 173,185

Liabilities and Shareholders' Equity
 Liabilities:
   Deposits:
      Non-interest bearing                        $ 39,686          $45,693
      Interest bearing                              89,526           92,583
      Total deposits                               129,212          138,276

   Securities sold under agreement to repurchase    14,333           12,285
   Accrued interest payable and other liabilities      802              953
   Notes payable                                    12,454           12,702

      Total liabilities                            156,801          164,216

Shareholders' equity:
 Common stock                                       16,648           14,585
 Deficit                                            (5,194)          (5,256)
 Net unrealized holding losses on
   available-for-sale securities                      (230)            (360)

      Total shareholders' equity                    11,224            8,969

Total liabilities and shareholders' equity       $ 168,025         $173,185


The accompanying notes are an integral part of the consolidated financial statements.

                   SDNB Financial Corp. and Subsidiaries
              Consolidated Statements of Operations (unaudited)

                                    (In thousands, except amounts, per share)
                                            Three months ended March 31,
                                             1995                1994

Interest income:
   Interest and fees on loans              $ 2,581             $ 2,294
   Interest on federal funds sold              200                  91
   Interest on investments                     387                 361

     Total interest income                   3,168               2,746

Interest expense:
   Interest on deposits                        645                 611
   Interest on repurchase agreements            76                  70
   Interest on notes payable                    15                   7

     Total interest expense                    736                 688

       Net interest income                   2,432               2,058

Provision for loan losses                      300                 300
   Net interest income after provision
      for loan losses                        2,132               1,758

Other operating income:
   Security gains, net                          11                   0
   Building income                             261                 291
   Other non-interest income                   185                 254

     Total other operating income              457                 545

Other operating expenses:
   Salaries and employee benefits            1,020                879
   Occupancy                                   110                121
   Professional fees                           122                102
   Building operating expenses                 596                559
   Other non-interest expenses                 676                599

     Total other operating expenses          2,524              2,260

       Earnings before income tax               65                 43

Income tax                                       3                  0

       Net earnings                         $   62             $   43

       Net earnings per share              $  0.04            $  0.03


The accompanying notes are an integral part of the consolidated financial statements.

                     SDNB Financial Corp. and Subsidiaries
               Consolidated Statements of Cash Flows (unaudited)

                                                              (In thousands)
                                                           Three months ended
                                                                 March 31,
                                                               1995      1994

OPERATING ACTIVITIES:
Net earnings                                                  $  62     $  43
Adjustments to reconcile net earnings to net
cash used by operating activities:
   Provision for loan losses                                    300       300
   Provision for depreciation and amortization                  320       314
   Amortization of investment security discounts                 (5)      (15)
   Other expense not utilizing (providing) cash                  34      (41)
   Unearned loan fees                                            88        54
   Taxes refundable                                              (5)        0
   Interest receivable and other assets                        (668)     (407)
   Interest payable and other liabilities                      (146)     (548)

    Total adjustments                                           (82)     (343)

    Net cash used by operating activities                       (20)     (300)

INVESTING ACTIVITIES:
   Proceeds from maturities of held-to-maturity securities    1,494     4,707
   Proceeds from sales of held-to-maturity securities           395         0
   Purchases of held-to-maturity securities                       0    (4,997)
   Purchases of available-for-sale securities                  (600)        0
   Net change in gross loans                                  3,070     4,079
   Proceeds from sale of OREO properties                          0       216
   Purchases of OREO properties                                   0      (520)
   Purchases of premises and equipment                          (29)      (77)

    Net cash provided by investing activities                 4,330     3,408

FINANCING ACTIVITIES:
   Net change in deposits                                    (9,064)    4,449
   Net change in short-term borrowings                        1,800     5,944
   Proceeds from issuance of common stock (net)               2,065         0

    Net cash provided (used) by financing activities         (5,199)   10,393

    Change in cash and cash equivalents                        (889)   13,501

Cash and cash equivalents at beginning of period             37,317    17,026

    Cash and cash equivalents at end of period              $36,428   $30,527

For the purpose of the statement of cash flows, the Company considers cash
and cash equivalents to be as follows at March 31,             1995      1994

   Cash and due from banks                                  $12,756   $11,545
   Interest-bearing deposits in other banks                   2,072     1,682
   Federal funds sold                                        21,600    17,300
     Totals                                                 $36,428   $30,527

Supplemental cash flow information:                            1995      1994
CASH PAID FOR:
   Interest                                                    $737      $688
   Income Taxes                                                  $0        $0
   Non-cash items: transfer of loans to OREO                   $553        $0

The accompanying notes are an integral part of the consolidated financial statements.

                    SDNB Financial Corp. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                               March 31, 1995

1. In the opinion of Management, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Earnings per share for the three months ended March 31, 1995 and 1994 are based on 1,561,036 and 1,538,364 weighted average shares outstanding, respectively.

3. At March 31, 1995, approximately $3.4 million in securities were pledged to secure deposits.

                           SDNB FINANCIAL CORP.
                                 Form 10-Q

                 PART I - FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                OVERVIEW

The first quarter of 1995 reflects the beneficial effect of higher interest rates while also reflecting a continuation of some of the problems of a still depressed economy in which SDNB Financial Corp. (the "Company") operates.
Net profit for the quarter ended March 31, 1995 is $62,000 compared to a profit of $43,000 for the comparable period of 1994.

For the past several years, the Company and San Diego National Bank (the "Bank") have been adversely affected by a number of factors emanating primarily from the condition of the economy in San Diego. These factors include:

     a)   The continued need for high loan loss provisions.

     b) OREO losses and expenses from higher than normal levels of OREO property.

     c) Reduction of the level of the loan portfolio resulting from continuing low loan demand.

Additionally, the Company has incurred substantial expense in connection with legal fees and provision for additional costs from the Pioneer Mortgage litigation (see Report on Form 10-K for year ended December 31, 1994).

While the Company reports a profit for the first quarter of 1995, there can be no assurances that the factors noted above, or other factors, will not continue to adversely impact the Company and the Bank. Discussion of the individual segments of the Company's operations is contained in subsequent sections of this report.

                 LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

By the nature of its commercial/wholesale focus, the Bank has moderate interest-rate risk exposure in a declining-rate environment. This phenomenon can be seen in the "Static Gap Summary" (Table 1). At March 31, 1995, approximately 75% of the Bank's earning assets adjust immediately to changes in interest rates. Within three months, this increases to 84% of earning assets. Consequently, the Bank utilizes deposit liabilities that also adjust relatively quickly. Within the same three-month period, approximately 95% of the Bank's interest-bearing liabilities (mostly deposits) adjust to current rates.

The Bank's cumulative gap position at the three month repricing interval has decreased approximately $4.6 million, or 18 percent, from $26.0 million at December 31, 1994 to $21.4 million at March 31, 1995. This change is attributable primarily to decreases of $2.8 million in loans and $2.4 million in Federal funds sold. The offsetting decrease in liabilities is in demand deposits which are non-rate sensitive.

During the current quarter the Bank has entered into an interest rate swap (which cost $40,000) to hedge against the effects on income of falling interest rates. If the prime interest rate falls below eight percent during the life of the contract, the Bank will receive payments amounting to the difference between the then existing prime rate and eight percent on the contract amount of $20 million. These payments continue while the prime interest rate stays below eight percent or until expiration of the contract, February 3, 1998. This contract helps to stabilize the Bank's net interest spread which, absent any hedge, decreases during periods of rapidly falling interest rates.

The Bank's liquidity needs are projected by comparing anticipated funding needs against current resources and anticipated deposit growth. Any current surplus of funds is invested to maximizeincome while maintaining safety and providing for future liquidity.

During the quarter ended March 31, 1995, cash and cash equivalents decreased $0.9 million. Approximately $4.3 million of cash was provided by investing activities. The two major components were net proceeds of $1.3 million from securities ($1.9 million of sales and maturities offset by purchases of $0.6 million) and decrease in gross loans totaling $3.1 million. Financing activities used $5.2 million of cash during the quarter. Deposits decreased $9.1 million while repurchase agreements increased $1.8 million. The issuance of new stock during the quarter provided a net amount of $2.1 million.

Liquidity is provided on a daily basis by federal funds sold and on a longer-term basis by the structuring of the Bank's investment portfolio to provide a steady stream of maturing issues. Additionally, the Bank may raise additional funds from time to time through money desk operations or via the sale of loans to another institution.

The Bank has never purchased high-yield securities or participated in highly-leveraged transactions. See "CAPITAL RESOURCES" for a discussion of other factors that have affected liquidity in the quarter ended March 31, 1995 and will affect future liquidity.

                             CAPITAL RESOURCES

Since its initial capitalization in 1981, the Company has relied primarily on internally generated income to fund its growth and provide for depositor protection. During 1994 the Company concluded that additional capital would be beneficial and proposed a plan for additional capitalization which was approved by regulatory authorities on March 9, 1995, and by the shareholders of the Company on March 17, 1995. The plan encompasses the following steps:

a. Sale of 510,121 newly issued shares of the Company's Common Stock to two limited partnerships managed by WHR Management Corp. ("WHR") at $4.34 per share for a gross amount of $2,213,925. This transaction was completed on March 28, 1995.

b. A rights offering (the "Subscription Offering") to existing shareholders encompassing up to 769,582 shares of newly issued Common Stock at a subscription price of $4.34 per share for a gross potential amount of $3,339,986 if the offering is fully subscribed. The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on April 3, 1995 with respect to the subscription rights to be distributed and the Common Stock to be issued in connection with the Subscription Offering.

c. Sale to WHR of up to an additional 255,193 newly issued shares of Common Stock at $4.34 per share for a gross amount of $1,107,538, if the Subscription Offering is fully subscribed or such lesser amount so that after such purchase WHR holds an aggregate of 24.9% of the outstanding Common Stock of the Company taking into account the shares issued in the Subscription Offering. Pursuant to the terms of the agreement negotiated by the Company and WHR, WHR does not have the right to participate in the Subscription Offering.

The Company has used a portion of the proceeds of the first sale to WHR (item "a" above) to reduce notes payable and to pay certain of the expenses in connection with the plan for additional capitalization. The remaining proceeds from the first sale as well as any net proceeds from the subsequent Subscription Offering and second sale to WHR will be used for general corporate purposes, which may include investments in or extensions of credit to the Company's subsidiaries, reduction of existing debt or financing possible future acquisitions of other banking institutions or related businesses. At the present time the Company does not have any specific plans, agreements or understandings, written or oral, pertaining to the proposed acquisition of any banking institution or related business.

As disclosed in the Company's 1994 Annual Report to Shareholders and Report on Form 10-K, the Bank is precluded from paying dividends to the Company. As further disclosed, the Company merged SDNB Development Corp. into itself effective July 1, 1993, thereby allowing cash flow from the San Diego National Bank Building Joint Venture ("JV") to come directly to the Company. During 1994 and the first three months of 1995, the JV cash flow provided the Company with sufficient funds to meet its normal ongoing obligations but was not sufficient to allow the payment of cash dividends, which would also require approval of the Federal Reserve Bank of San Francisco under terms of an agreement dated November 20, 1992. Subsequent to March 28, 1995, earnings from the net proceeds of the stock issuances referred to above will augment cash flow from the Joint Venture.

The Comptroller of the Currency (Comptroller) has established a framework for supervisory requirements of national banks based upon capital ratios. Based upon this framework, a bank's capitalization is defined as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically capitalized. Under the Comptroller framework, a bank is well capitalized if its ratios are greater than or equal to 6% and 10% for tier 1 capital and risk weighted capital, respectively.

The Federal Reserve Board (Reserve Board), as the regulatory body of the Company, has capital ratio requirements. Under the Reserve Board's Capital Adequacy Guidelines, all bank holding companies should meet a minimum ratio of qualifying total capital to weighted-risk assets of 8 percent, of which at least 4.0 percentage points should be in the form of tier 1 capital.

The Reserve Board and the Comptroller have also imposed a leverage standard to supplement their risk based ratios. This leverage standard focuses on a banking institution's ratio of Tier 1 capital to average total assets adjusted for goodwill and other certain items. Under these guidelines, banking institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total assets of at least 3%. Institutions not meeting this criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth are expected to maintain a Tier 1 capital to total assets ratio equal to at least 4% to 5%.

As reflected in the following table, the capital and leverage ratios of the Company as of December 31, 1994 and March 31, 1995 exceeded the fully phased-in regulatory risk-based capital adequacy guidelines and the leverage standard. As also reflected, at both dates the Bank exceeded the capital and leverage ratios for a "well capitalized" institution.

                       Capital Components and Ratios
                           (dollars in thousands)

                                  March 31, 1995            December 31, 1994
                               Company       Bank          Company       Bank
Capital Components
      Tier 1 Capital           $11,454    $11,913           $9,329    $11,667
      Total Capital             12,963     13,682           10,868     13,081

Risk-weighted assets
and off-balance sheet
instruments                    119,979    108,669          123,142    113,106

Regulatory Capital
Tier 1 risk-based:
      Actual                     9.55%     10.96%            7.59%     10.35%
      Required                   4.00       6.00             4.00       6.00

      Excess                     5.55%      4.96%            3.59%      4.35%

Total risk-based:
      Actual                    10.80%     12.22%            8.85%     11.61%
      Required                   8.00      10.00             8.00      10.00

      Excess                     2.80%      2.22%            0.85%      1.61%

Leverage:
      Actual.                    7.63%      7.94%            5.33%      7.09%
      Required                   5.00       5.00             5.00       5.00

      Excess                     2.63%      2.94%            0.33%      2.09%


                           INVESTMENT SECURITIES

During the first quarter of 1995, the gross unrealized losses in the available-for-sale category declined from $360,000 to $230,000 and in the held-to-maturity category, declined from $680,000 to $400,000. Management continues to believe that there is sufficient liquidity and available sources of liquidity to allow all such securities (which are fully guaranteed by United States Government instrumentalities as to principal) to mature and thus avoid realization of any material amount of the presently unrealized losses.

                  NET INTEREST INCOME/NET INTEREST MARGIN

The following is a comparison of the net interest spread between the first three months of 1995 and the same period of 1994.

                                           1995      1994
Yield on average earning assets
   (taxable equivalent)                    9.44%     7.31%
Cost of funds                              2.18%     1.81%
Net interest spread                        7.26%     5.51%

In addition to interest rates, changes in the volumes of assets and liabilities also affect net interest income. The volume/rate variance analysis (Table 2) shows the change in net interest income that is attributable to changes in volume versus changes in rates. As reflected in Table 2, the comparison of net interest income between the first quarter of 1995 and the similar quarter of 1994 was impacted primarily by the significant increase in the prime interest rate (8.83% average in 1995 vs. 6.03% average in 1994) which was not matched by a proportionate similar increase in the cost of funds, off-set by the continuing decline in the amount of the loan portfolio.

             LOANS AND ALLOWANCE AND PROVISION FOR LOAN LOSSES

A summary of the activity in the allowance for loan loss is as follows:

                                                       (In thousands)
                                                     Three months ended
                                                          March 31,
                                                      1995       1994

Balance at beginning of period                       $2,148     $2,522
Provision charged to operating expenses                 300        300
Loans charged off                                     (257)       (63)
Recoveries                                               62         28

Balance at end of period                             $2,253     $2,787

Management employs a "migration analysis method" to establish the required amount of loan loss allowance. This process tracks realized loan losses back through the prior two years to estimate loss exposure on the classified and unclassified loan portfolios. Additionally, loss experience is tracked in pools of loans with similar characteristics to estimate the loss exposure unique to various loan types. The measured loss exposure is then applied to the current loan portfolio and further adjusted for "qualitative factors".

This method of establishing loan loss reserves complies with the policies of the Office of the Comptroller of the Currency as reflected in Banking Circular 201, revised, dated February 20, 1992, and in Banking Bulletin 93-60, dated December 21, 1993. The Company began testing this new method during 1992 and comparing its results to results reached by the previously existing procedures employed by the Company. The test proved that the two methods were comparable, and the Company adopted the new migration analysis method during 1993.

Accordingly, the Company believes its method for establishing the loan loss allowance is sound. But no method, however valid, can consistently predict future events with complete accuracy. In recent years, several factors used by the Bank to establish loan loss allowances have been subject to considerable volatility, and this in turn has affected the volatility of nonperforming loans, charge-offs, and the coverage ratio. In addition, the Bank's method of reporting, particularly its conservative listing of loans as nonperforming, is not always an accurate indicator of actual future losses. These issues are explained in greater detail below.

The economy in San Diego suffered a sharp downturn in recent years, particularly in the real estate market. The Bank is a community bank with a relatively small loan portfolio comprised of mostly commercial/real estate loans that tend to be individually larger in amount than loans made by retail banks. As a result of these and other factors, the Bank can experience large swings in nonperforming loans, charge-offs, and the coverage ratio when one or a few loans are transferred from one category to another. These factors are not reasons for changing a valid method of determining loan loss allowances and are not always accurate predictors of losses, but they do have short-term effect on those allowances and related reported figures.

     The volatility of "non-performing" loans is illustrated in the following chart:

ASSETS REPORTED AS NONPERFORMING
                                                (In thousands)
                                       At             At             At
                                  Mar. 31, 1995  Dec. 31, 1994  Mar. 31, 1994
CURRENT AND NONCURRENT
Non-accrual loans                     $3,523         $6,046         $5,213
Restructured loans (still accruing)    2,311          2,316          2,335
Loans 90 days past due                     1             20            324

                                       5,835          8,382          7,872

Other real estate owned                  816            268          1,341

   Total                              $6,651         $8,650         $9,213

NONCURRENT

Non-accrual loans                     $1,223         $1,276         $3,636
Restructured loans (still accruing)        0              0              0
Loans 90 days past due                     1             20            324

                                       1,224          1,296          3,960

Other real estate owned                  816            269          1,341

   Total                              $2,040         $1,564         $5,301

Loans reported as nonperforming but
 which are current, as a percentage of
 total loans reported as nonperforming    79%            85%            50%


                          OTHER OPERATING INCOME

Other non-interest income declined between 1994 and 1995 primarily because higher interest rates resulted in a higher earnings credit on clients' deposit accounts which reduced the service charge income.


                         OTHER OPERATING EXPENSES

Salaries and employee benefits increased between 1994 and 1995 due to additions to staff and wage increases averaging approximately 4%.

Other non-interest expenses increased between 1994 and 1995 primarily due to:

     a) Increase in legal fees in connection with Pioneer Mortgage litigation (see Report on Form 10-K for the year ended
          December 31, 1994) of approximately $50,000.

     b)   Charge-off of an unrecovered account overdraft of approximately
          $43,000.


                              SUBSIDIARY DATA

San Diego National Bank

The Bank earned $246,000 in the first quarter of 1995 compared to $130,000 for the same quarter of 1994. Return on average assets (ROA) was 0.66% and 0.31%, respectively. Return on average equity (ROE) was 8.20% and 4.44%, respectively. The reasons for the change in Bank earnings have been enumerated on the preceding pages.

San Diego National Bank Building Joint Venture

The JV recorded pre-consolidation gross building revenues of $500,000 and $537,000 in the first quarter of 1995 and 1994, respectively, resulting in pre-consolidation, pretax losses of $149,000 and $70,000, respectively. Depreciation and amortization expenses were $143,000 and $170,000 in 1995 and 1994, respectively.

Building revenues declined as leases were renewed at lower rates due to competitive pressures.

As disclosed in the 1994 Annual Report to Shareholders and Report on Form 10K, in November 1994 the existing first mortgage loan on the building was purchased by two limited partnerships managed by WHR Management Corp. (purchaser of the Company's Common Stock in 1995; see "CAPITAL RESOURCES"). In January 1995 the JV and WHR entered into a modification agreement which reduces the debt service requirement to $800,000 per year, all allocable to interest. This caused a short term increase in interest expense which will be offset later in 1995 when, absent such modification, the interest rate would have exceeded the rate being paid under the modification.

                             San Diego National Bank
                               Static Gap Summary
                                 March 31, 1995
                                 (In thousands)

                           Immediately                                               Non-rate
                            Adjustable        1 Day         3             6          Sensitve
                              Or 1 Day      Through      Through       Through       And Over
                              Maturity     3 Months     6 Months     12 Months      12 Months       Total

Loans (net)                     85,338        2,948          620           627          4,722      94,255
Investment securities              -          9,087        2,255         2,491         11,622      25,455
Certificates of deposit
   in other banks                  -            886          198           -              -         1,084
Federal funds sold              21,600          -            -             -              -        21,600

Total interest earning
   assets                      106,938       12,921        3,073         3,118         16,344     142,394
Non-interest earning assets        -            -            -             -           13,671      13,671

Total assets                   106,938       12,921        3,073         3,118         30,015     156,065

Deposits:
Savings, NOW accounts and
   money markets                72,393          -            -             -              -        72,393
Time deposits                      -         11,772        2,453         2,930            127      17,282

Total deposits                  72,393       11,772        2,453         2,930            127      89,675

Securities sold under agreement
   to repurchase                14,333          -            -             -              -        14,333

Total interest bearing
   liabilities                  86,726       11,772        2,453         2,930            127     104,008

Non-interest bearing
   liabilities                     -            -            -             -           40,374      40,374

Shareholders' equity               -            -            -             -           11,683      11,683

Total liabilities and
   shareholders' equity         86,726       11,772        2,453         2,930         52,184     156,065

Interest rate
   sensitivity gap              20,212        1,149          620           188        (22,169)

Cumulative interest rate
   sensitivity gap              20,212       21,361       21,981        22,169            -

                            SDNB Financial Corp
                       Volume/Rate Variance Analysis
                 Three months ended March 31, 1995 and 1994

                                                         (In thousands)
                                                     1995 compared to 1994
                                                  Volume      Rate      Total
Increase(decrease) in interest on earning assets:

    Commercial loans                             $  (228)   $  370     $  142
    Real estate loans                                (96)      251        155
    Installment loans                                (17)        8         (9)
    Ready Money                                       (1)        0         (1)

       Total loans                                  (342)      629        287

    U.S. Treasury securities                         (34)        8        (26)
    Securities of government agencies                  7        59         66
    State and political obligations                  (42)      (13)       (55)
    Other securities                                  12         1         13

       Total investment securities                   (57)       55         (2)

    Interest-bearing deposits in other banks          (5)        8          3
    Federal funds sold                                 8       101        109

          Total interest income change              (396)      793        397


Increase(decrease) in interest paid on liabilities:

    Savings accounts                                   7        (1)         6
    NOW accounts                                       7         3         10
    Super NOW accounts                                (2)        2          0
    Money market accounts                             22        35         57
    Executive money market accounts                  (32)       42         10

       Total savings deposits                          2        81         83

    Time deposits under $100,000                     (78)       44        (34)
    Time deposits of $100,000 or above               (44)       30        (14)

       Total time deposits                          (122)       74        (48)

    Federal funds purchased and securities
     sold under agreement to repurchase              (10)       15          5
    Short-term debt                                    3        16         19
    Long-term debt                                    (1)       41         40

          Total interest expense change             (128)      227         99

Net change in net interest income                 $ (268)    $ 566      $ 298


1) Interest income on state and political obligations has been adjusted for tax effect at current rates. Interest expense on short- and long-term debt is included in Building Operating Expenses in the Consolidated Statement of Earnings.

2) Change in interest income or expense can be attributed to (a) changes in volume (change in volume times old rate), (b) changes in rates (change in rate times old volume), and (c) changes in rate/volume (change in rate times the change in volume). The rate/volume variances are allocated proportionally between the rate and volume variances based on their absolute values.

                       PART II - OTHER INFORMATION

ITEM 1         Legal Proceedings
               See Item 3 of Report on Form 10-K for the year ended December 31, 1994.

ITEM 2         Changes in Securities
               None

ITEM 3         Defaults Upon Senior Securities
               None

ITEM 4         Submission of Matters to a Vote of Security Holders
               (a)  The 1994 Annual Meeting of Shareholders
                    was held March 17,  1995.

               (b)  Directors elected:
                    Margaret Costanza
                    Charles I. Feurzeig
                    Murray L. Galinson
                    Karla J. Hertzog
                    Robert B. Horsman
                    Mark P. Mandell
                    Patricia L. Roscoe
                    Julius H. Zolezzi

               (c)  Matters voted upon:

                    (1)  Proposal regarding stock issuances and
                         other capital transactions:

                         For             779,535
                         Against          29,705
                         Abstentions      13,725

                    (2)  Approval of SDNB Financial Corp. 1994
                         Stock Option Plan:

                         For             769,953
                         Against          39,403
                         Abstentions      10,068

                    (3)  Ratification of appointment of Coopers
                         & Lybrand L.L.P. as independent accountants:

                         For           1,101,335
                         Against           3,366
                         Abstentions       4,794

                    (4)  Election of Directors:

                         Name                     For        Withheld
                         Margaret Costanza        1,097,683   11,812
                         Charles I. Feurzeig      1,085,312   24,183
                         Murray L. Galinson       1,096,863   12,632
                         Karla J. Hertzog         1,097,683   11,812
                         Robert B. Horsman        1,096,683   12,632
                         Mark P. Mandell          1,097,683   11,812
                         Patricia L. Roscoe       1,097,683   11,812
                         Julius H. Zolezzi        1,097,683   11,812

ITEM 5              Other Information

                    None

ITEM 6              Exhibits and Reports on Form 8-K

                    A. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K)

                        4(a)  Form of Subscription Agent Agreement
                              relating to the Subscription Offering
                              (incorporated by reference from Exhibit
                              99(a) to the Registrant's Registration
                              Statement on Form S-3, filed April 3,
                              1995, SEC File No. 33-58379).

                        4(b)  Form of Subscription Warrant relating
                              to the Subscription Offering
                              (incorporated by reference from Exhibit
                              99(b) to the Registrant's Registration
                              Statement on Form S-3, filed April 3,
                              1995, SEC File No. 33-58379).

                        27    Financial Data Schedule (submitted only
                              in electronic format and omitted from
                              paper copies pursuant to Paragraph (c)
                              (v) of Regulation S-K (17 CFR 220.601(c)
                              (v)) and Note 2 to Paragraph (c) (1) (vi) of Regulation S-K (17 CFR 229.601(c) (1) (vi)).

                        B.    Reports on Form 8-K - None



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 12, 1995                         SDNB FINANCIAL CORP.


                                             By: /s/Howard W. Brotman
                                                 Howard W. Brotman,
                                                 duly authorized officer
                                                 and Chief Financial Officer

                       INDEX OF EXHIBITS

Exhibit Number                              Description

      27                                    Financial Data Schedule