Form 10-Q
period 1995-06-30
SDNB FINANCIAL CORP
filed 1995-08-14
CIK 702147

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

-----------------------------------------------------------------

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

-----------------------------------------------------------------
For Quarter Ended                  Commission File Number 0-11117
June 30, 1995


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

                        YES  [X]       NO  [ ]

Number of shares of Common Stock, no par value, outstanding at the close of the period covered by this report (June 30, 1995):
2,048,485.

                      SDNB FINANCIAL CORP.

                              INDEX

PART I                                         FINANCIAL INFORMATION

                                                                Page
Item 1.   Financial Statements

       Consolidated Balance Sheet (unaudited)                      1
       June 30, 1995 and December 31, 1994

       Consolidated Statements of Operations (unaudited)           2
       Three and six months ended June 30, 1995
       Three and six months ended June 30, 1994

       Consolidated Statements of Cash Flows (unaudited)           3
       Six months ended June 30, 1995
       Six months ended June 30, 1994

       Notes to Consolidated Financial Statements (unaudited)      4
       June 30, 1995

Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations                             5-14

PART II                                            OTHER INFORMATION

Item 1. Legal Proceedings                                         15

Item 2. Changes in Securities                                     15

Item 3. Defaults upon Senior Securities                           15

Item 4. Submission of Matters to a Vote of Security Holders       15

Item 5. Other Information                                         15

Item 6. Exhibits and Reports on Form 8-K                          15

                       PART I   FINANCIAL INFORMATION
                       Item 1.  Financial Statements

                   SDNB Financial Corp. and Subsidiaries
                   Consolidated Balance Sheets (unaudited)

                                                     (In thousands)
                                                June 30,       December 31,
Assets                                            1995              1994
Cash and due from banks                        $ 13,464          $ 11,936
Interest bearing deposits in other banks          2,671             1,381
Investment securities                            13,381            17,321
Investment securities available-for-sale         12,738             9,910
Federal funds sold                                8,500            24,000

Loans                                            94,282            97,058
Less allowance for loan losses                    2,494             2,148
    Net loans                                    91,788            94,910

Premises and equipment, net                      10,786            11,089
Other real estate owned                             772               268
Accrued interest receivable and other assets      2,196             2,370

Total assets                                   $156,296          $173,185


Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
    Non-interest bearing                       $ 40,121          $ 45,693
    Interest bearing                             85,177            92,583
    Total deposits                              125,298           138,276

  Securities sold under agreement to repurchase   6,586            12,285
  Accrued interest payable and other liabilities    800               953
  Notes payable                                  12,198            12,702
      Total liabilities                         144,882           164,216

Shareholders' equity:
  Common stock                                   16,648            14,585
  Deficit                                        (5,132)           (5,256)
  Net unrealized holding losses
  on available-for-sale securities                 (102)             (360)
      Total shareholders' equity                 11,414             8,969

Total liabilities and shareholders' equity     $156,296          $173,185


The accompanying notes are an integral part of the consolidated financial statements.

                    SDNB Financial Corp. and Subsidiaries
               Consolidated Statements of Operations (unaudited)

                                   (In thousands, except amounts per share)
                                       3 months 3 months 6 months 6 months
                                         ended    ended    ended    ended
                                        6/30/95  6/30/94  6/30/95  6/30/94
Interest income:
  Interest and fees on loans            $ 2,562  $ 2,359  $ 5,143  $ 4,654
  Interest on federal funds sold            173      202      373      292
  Interest on investments                   418      398      805      759
    Total interest income                 3,153    2,959    6,321    5,705

Interest expense:
  Interest on deposits                      716      613    1,361    1,223
  Interest on repurchase agreements          65      108      141      179
  Interest on notes payable                   9        9       24       16
    Total interest expense                  790      730    1,526    1,418

    Net interest income                   2,363    2,229    4,795    4,287

Provision for loan losses                   150      600      450      900

    Net interest income after provision
    for loan loss                         2,213    1,629    4,345    3,387

Other operating income:
  Security gains, net                         0        0       11        0
  Building income                           205      292      466      583
  Other non-interest income                 201      917      386    1,171
    Total other operating income            406    1,209      863    1,754

Other operating expenses:
  Salaries and employee benefits            925      870    1,945    1,749
  Occupancy                                 129      150      239      271
  Professional fees                         210      128      332      230
  Building operating expenses               623      569    1,219    1,128
  Other non-interest expenses               667      786    1,343    1,385
    Total other operating expenses        2,554    2,503    5,078    4,763

      Earnings before income tax             65      335      130      378

Income tax                                    3        3        6        3

      Net earnings                      $    62  $   332  $   124  $   375

      Net earnings per share            $  0.03  $  0.22  $  0.07  $  0.24

The accompanying notes are an integral part of the consolidated financial statements.

                     SDNB Financial Corp. and Subsidiaries
                Consolidated Statements of Cash Flows (unaudited)

                                                       (In thousands)
                                                    Six months ended June 30,
                                                            1995      1994
OPERATING ACTIVITIES:
Net earnings                                             $   124   $   375
Adjustments to reconcile net earnings to net
cash used by operating activities:
 Provision for loan losses                                   450       900
 Provision for depreciation and amortization                 639       642
 Amortization of investment security discounts               (50)      (18)
 Other expense not utilizing (providing) cash                 58       (84)
 Unearned loan fees                                           68       (62)
 Taxes refundable                                            (12)        0
 Interest receivable and other assets                       (677)     (415)
 Interest payable and other liabilities                     (153)     (564)
    Total adjustments                                        323       399
     Net cash provided by operating activities               447       774

INVESTING ACTIVITIES:
 Proceeds from maturities of held-to-maturity securities   3,604     8,387
 Proceeds from called held-to-maturity securities            395         0
 Proceeds from maturities of available-for-sale securities 3,494     1,011
 Proceeds from sales of available-for-sale securities        530         0
 Purchases of held-to-maturity securities                      0    (6,984)
 Purchases of available-for-sale securities               (6,548)   (4,455)
 Net change in gross loans                                 2,587     9,645
 Proceeds from OREO properties                                43       520
 Purchases of OREO properties                                  0      (570)
 Purchases of premises and equipment                        (119)     (128)
     Net cash provided by investing activities             3,986     7,426

FINANCING ACTIVITIES:
 Net change in deposits                                  (12,978)   (3,599)
 Net change in short-term borrowings                      (6,202)    5,620
 Proceeds from issuance of common stock (net)              2,065         0
    Net cash provided (used) by financing activities     (17,115)    2,021
    Change in cash and cash equivalents                  (12,682)   10,221
Cash and cash equivalents at beginning of period          37,317    17,026
    Cash and cash equivalents at end of period           $24,635   $27,247

For the purpose of the statement of cash flows, the Company considers cash
and cash equivalents to be as follows at June 30,           1995      1994
Cash and due from banks                                  $13,464   $12,461
Interest-bearing deposits in other banks                   2,671     1,286
Federal funds sold                                         8,500    13,500
  Totals                                                 $24,635   $27,247


Supplemental cash flow information:                       1995       1994
CASH PAID FOR:
  Interest                                                $1,988    $1,418
  Income Taxes                                                $0        $0
  Non-cash items: transfer of loans to OREO                 $553      $570

The accompanying notes are an integral part of the consolidated financial statements.

              SDNB Financial Corp. and Subsidiaries
     Notes to Consolidated Financial Statements (Unaudited)
                          June 30, 1995

1. In the opinion of Management, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of June 30, 1995, and the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   Earnings per share for the three and six months ended June
     30, 1995 and 1994 are based on the following weighted average shares outstanding:

     Three months ended:
          June 30, 1995                  2,048,485
          June 30, 1994                  1,538,364

     Six months ended:
          June 30, 1995                  1,806,107
          June 30, 1994                  1,538,364

3. At June 30, 1995, approximately $4.3 million in securities were pledged to secure deposits.

                       SDNB FINANCIAL CORP.
                            Form 10-Q

           PART I - FINANCIAL INFORMATION (continued)

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                            OVERVIEW

The first six months of 1995 reflect the beneficial effect of higher interest rates while also reflecting an abatement of some of the problems of a still depressed economy in which SDNB Financial Corp. (the "Company") operates. Net earnings for the three and six months ended June 30, 1995 are $62,000 and $124,000, respectively, compared to $332,000 and $375,000, respectively, for the comparable periods of 1994. The 1994 periods include $712,500 of non-recurring income (see OTHER OPERATING INCOME).

For the past several years, the Company and San Diego National
Bank (the "Bank") have been adversely affected by a number of factors emanating primarily from the condition of the economy in San Diego. These factors include:

     a)   The need for high loan loss provisions.

     b) OREO losses and expenses from higher than normal levels of OREO property.

     c) Reduction of the level of the loan portfolio resulting from continuing low loan demand; however, the loan balance at June 30, 1995 has increased by approximately $463,000 since March 31, 1995.

Additionally, the Company has incurred substantial expense in connection with legal fees and provision for additional costs from the Pioneer Mortgage and Pioneer Liquidating Corporation litigation (see Report on Form 10-K for year ended December 31,
1994).

While the Company reports a profit for the first six months of 1995, there can be no assurances that the factors noted above, or other factors, will not continue to adversely impact the Company and the Bank. Discussion of the individual segments of the Company's operations is contained in subsequent sections of this report.

            LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

By the nature of its commercial/wholesale focus, the Bank has moderate interest-rate risk exposure in a declining-rate environment. This phenomenon can be seen in the "Static Gap Summary" (Table 1). At June 30, 1995, approximately 72% of the Bank's earning assets adjust immediately to changes in interest rates. Within three months, this increases to 82% of earning assets. Consequently, the Bank utilizes deposit liabilities that also adjust relatively quickly. Within the same three-month period, approximately 92% of the Bank's interest-bearing liabilities (mostly deposits) adjust to current rates.

The Bank's cumulative gap position at the three month repricing interval has decreased approximately $3.7 million, or 14 percent, from $26.0 million at December 31, 1994 to $22.3 million at June 30, 1995. This change is reflective of the general downsizing occuring in the Bank's interest earning assets and interest bearing liabilities. Interest earning assets within the three month repricing interval are down $19 million while interest bearing liabilities within the same repricing interval are down $15 million. Within the three-month horizon, interest bearing deposits declined $9.7 million and repurchase agreements declined $5.7 million, offset by reductions in federal funds sold of $15.5 million and loans of $3.7 million.

During February 1995 the Bank entered into an interest rate swap to hedge against the effects of falling interest rates on income. If the prime interest rate falls below eight percent during the life of the contract, the Bank will receive payments amounting to the difference between the then existing prime rate and eight percent on the contract amount of $20 million. These payments continue while the prime interest rate stays below eight percent or until expiration of the contract, February 3, 1998. This contract helps to stabilize the Bank's net interest spread which, absent any hedge, decreases during periods of rapidly falling interest rates.

The Bank's liquidity needs are projected by comparing anticipated funding needs against current resources and anticipated deposit growth. Any current surplus of funds is invested to maximize income while maintaining safety and providing for future liquidity.

During the six months ended June 30, 1995, cash and cash equivalents decreased $12.7 million. Operating activities provided $447,000 during the period. Approximately $3.9 million was provided by investing activities. The two major components were net proceeds of $1.5 million from securities ($8.0 million of sales and maturities offset by purchases of $6.5 million) and decrease in gross loans totaling $2.6 million. Financing activities used $17.1 million during the period. Deposits decreased $13.0 million while repurchase agreements decreased $5.7 million. The issuance of new stock during the period provided a net amount of $2.1 million.

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

See "CAPITAL RESOURCES" for a discussion of other factors that have affected liquidity in the six months ended June 30, 1995 and will affect future liquidity.

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

b. A rights offering (the "Subscription Offering") to existing shareholders encompassing up to 769,582 shares of newly issued Common Stock at a subscription price of $4.34 per share for a gross potential amount of $3,339,986 if the offering is fully subscribed. The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on April 3, 1995 with respect to the subscription rights to be distributed and the Common Stock to be issued in connection with the Subscription Offering. The Subscription Offering became effective on May 30, 1995. As of July 21, 1995, the previous expiration date of the Subscription Offering, 23,279 shares had been subscribed.
   The Company has extended the Subscription Offering to September 21, 1995 and will pay a 5% commission on subscriptions exercised through qualified brokers or dealers.

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

The Company has used a portion of the proceeds of the first sale to WHR (item "a" above) to reduce notes payable, to pay certain of the expenses in connection with the plan for additional capitalization and for advances to the San Diego National Bank Building Joint Venture ("JV"), which in turn used a portion to make payment on the JV's second trust deed note payable. The remaining proceeds from the first sale as well as any net proceeds from the subsequent Subscription Offering and second sale to WHR will be used for general corporate purposes, which may include investments in or extensions of credit to the Company's subsidiaries, reduction of existing debt or financing possible future acquisitions of other banking institutions or related businesses. At the present time the Company does not have any specific plans, agreements or understandings, written or oral, pertaining to the proposed acquisition of any banking institution or related business.

As disclosed in the Company's 1994 Annual Report to Shareholders and Report on Form 10-K, the Bank is precluded from paying dividends to the Company. As further disclosed, the Company merged SDNB Development Corp. into itself effective July 1, 1993, thereby allowing cash flow from the JV to come directly to the Company. During 1994 and the first three months of 1995, the JV cash flow provided the Company with sufficient funds to meet its normal ongoing obligations but was not sufficient to allow the payment of cash dividends, which would also require approval of the Federal Reserve Bank of San Francisco under terms of an agreement dated November 20, 1992. Subsequent to March 28, 1995, earnings from the net proceeds of the stock issuance referred to in item "a" above will augment cash flow.

The Comptroller of the Currency (Comptroller) has established a framework for supervisory requirements of national banks based upon capital ratios. Based upon this framework, a bank's capitalization is defined as well as capitalized, adequately capitalized, significantly undercapitalized or critically capitalized. Under the Comptroller's framework, a bank is well capitalized if its ratios are greater than or equal to 6% and 10% for tier 1 capital and risk weighted capital, respectively. As of June 30, 1995 and December 31, 1994, the Bank was considered "well capitalized".

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

As reflected in the following table, the risk-based capital ratios and leverage ratios of the Company and the Bank as of June
30, 1995 and December 31, 1994 exceeded the fully phased-in regulatory risk-based capital adequacy guidelines and the leverage standard.

                  Capital Components and Ratios
                     (dollars in thousands)

                          June 30, 1995      December 31, 1994
                        Company     Bank     Company      Bank
Capital Components
      Tier 1 Capital   $11,414    $12,115    $9,329     $11,667
      Total Capital     12,890     13,547    10,868      13,081

Risk-weighted assets
and off-balance sheet
instruments            117,067    106,230   123,142     113,106

Regulatory Capital
Tier 1 risk-based:
      Actual               9.75%    11.40%      7.59%      10.35%
      Required             4.00      6.00       4.00        6.00
      Excess               5.75%     5.40%      3.59%       4.35%

Total risk-based:
      Actual              11.01%    12.67%      8.85%      11.61%
      Required             8.00     10.00       8.00       10.00
      Excess               3.01%     2.67%      0.85%       1.61%

Leverage:
      Actual.              7.15%     8.18%      5.33%       7.09%
      Required             5.00      5.00       5.00        5.00
      Excess               2.15%     3.18%       .33%       2.09%

                      INVESTMENT SECURITIES

During the first six months of 1995, the gross unrealized losses in the available-for-sale category declined from $360,000 to $102,000 and in the held-to-maturity category, declined from $680,000 to $185,000. Management continues to believe that there is sufficient liquidity and available sources of liquidity to allow all such securities (which are fully guaranteed by United States Government instrumentalities as to principal) to mature and thus avoid realization of any material amount of the presently unrealized losses.

             NET INTEREST INCOME/NET INTEREST MARGIN

The following is a comparison of the net interest spread between the first six months of 1995 and the same period of 1994.

                                           1995     1994
Yield on average earning assets
   (taxable equivalent)                    9.23%     7.43%
Cost of funds                              2.22%     1.83%
Net interest spread                        7.01%     5.60%

In addition to interest rates, changes in the volumes of assets and liabilities also affect net interest income. The volume/rate variance analysis (Table 2) shows the change in net interest income that is attributable to changes in volume versus changes in rates. As reflected in Table 2, the comparison of net interest income between the first six months of 1995 and the similar period of 1994 was affected primarily by the significant increase in the prime interest rate (8.91% average in 1995 vs. 6.45% average in 1994) which was matched by a proportionate increase in the cost of funds, thus increasing the net interest spread. The benefit of the increased net interest spread was offset by the reduced loan balance between June 30, 1995 and 1994.

        LOANS AND ALLOWANCE AND PROVISION FOR LOAN LOSSES

A summary of the activity in the allowance for loan loss is as follows:
                                            (In thousands)
                                           Six months ended
                                               June 30,
                                           1995       1994
Balance at beginning of period            $2,148     $2,522
Provision charged to operating expenses      450        900
Loans charged off                           (327)      (627)
Recoveries                                   223         78
Balance at end of period                  $2,494     $2,873

Management employs a 'migration analysis method' to establish the required amount of loan loss allowance. This process tracks realized loan losses back through the prior two years to estimate loss exposure on the classified and unclassified loan portfolios. Additionally, loss experience is tracked in pools of loans with similar characteristics to estimate the loss exposure unique to various loan types. The measured loss exposure is then applied to the current loan portfolio and further adjusted for 'qualitative factors'.

This method of establishing loan loss reserves complies with the policies of the Comptroller as reflected in Banking Circular 201, revised, dated February 20, 1992, and in Banking Bulletin 93-60, dated December 21, 1993. The Company began testing this new method during 1992 and comparing its results to results reached by the previously existing procedures employed by the Company. The test proved that the two methods were comparable, and the Company adopted the new migration analysis method during 1993.

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

     The volatility of "non-performing" loans is illustrated in the following chart:

ASSETS REPORTED AS NONPERFORMING
                                              (In thousands)
                                    At              At              At
                               June 30, 1995   Dec. 31, 1994   June 30, 1994
CURRENT AND NONCURRENT
Non-accrual loans                   $2,246          $6,046          $3,994
Restructured loans (still accruing)  2,304           2,316           2,330
Loans 90 days past due                   6              20           1,851
                                     4,556           8,382           8,176
Other real estate owned                772             268           1,000
   Total                            $5,328          $8,650          $9,176


NONCURRENT

Non-accrual loans                  $   641          $1,276         $3,071
Restructured loans (still accruing)      0               0              0
Loans 90 days past due                   6              20          1,851
                                       647           1,296          4,922
Other real estate owned                772             269          1,000
   Total                            $1,419          $1,564         $5,922

Loans reported as nonperforming but
which are current, as a percentage of
total loans reported as nonperforming   86%             85%            40%

                     OTHER OPERATING INCOME

Changes in other non-interest income include:

a) Building revenues declined in 1995 as leases were renewed at lower rates due to competitive pressures.

b) Higher interest rates resulted in a higher earnings credit on clients' deposit accounts which reduced the service charge income.

c) The three and six months ended June 30, 1994, include in income $712,500 received from the Bank's directors' and officers' liability insurer in settlement of claims made by the Bank (see Report on Form 10-K for year ended December 31, 1994).

                    OTHER OPERATING EXPENSES

Salaries and employee benefits increased between 1994 and 1995 due to additions to staff and wage increases averaging approximately 4%.

Professional fees in connection with the Pioneer Liquidating Corporation litigation (see Report on Form 10-K for year ended December 31, 1994) were $174,000 and $260,000 for the three and six months ended June 30, 1995 respectively, increases of $110,000 and $159,000, respectively over the comparable period of 1994.

Building operating expenses increased primarily because of increased interest expense, which, through January 1995, was based on a continuously rising index. Additionally, as disclosed in the 1994 Annual Report to Shareholders and Report on Form 10K, in November 1994 the existing first mortgage loan on the building was purchased by two limited partnerships managed by WHR Management Corp. (purchasers of the Company's Common Stock; see "CAPITAL RESOURCES"). In January 1995 the JV and WHR entered into a modification agreement which reduces the debt service requirement to $800,000 per year, all allocable to interest.
This caused a short term increase in interest expense which will be offset later in 1995 when, absent such modification, the interest rate would have exceeded the rate being paid under the modification.

Other non-interest expenses changed between 1995 and 1994 as follows:

                                      3 months ended      6 months ended
                                          June 30            June 30
                                      1995      1994     1995       1994

OREO losses                              0   324,000        0    324,000
Loan expense (including loss on
sale of customer note)             136,000     7,000   260,000   145,000
Charge-off of an
unrecovered account
overdraft-net                            0         0    38,000         0

                         SUBSIDIARY DATA

San Diego National Bank

The Bank earned $304,000 and $551,000 for the three and six months ended June 30, 1995, respectively, compared to $471,000 and $601,000, respectively, for the same periods of 1994. The 1994 periods include $712,500 of non-recurring income (see OTHER OPERATING INCOME). The return on average assets (ROA) for the six month periods was .74% and .71%, respectively. The return on equity (ROE) for the six month periods was 9.13% and 10.49% respectively. The reasons for the change in Bank earnings have been enumerated on the preceding pages.

San Diego National Bank Building Joint Venture

                               3 months ended         6 months ended
                                   June 30               June 30
                               1995       1994       1995         1994
Pre-consolidation
gross building revenues    $450,000   $529,000   $950,000   $1,066,000
Pre-consolidation, pre-
tax loss                    229,000     89,000    325,000      158,000
Depreciation and
amortization expense        142,000    162,000    285,000      333,000

                                       San Diego National Bank
                                         Static Gap Summary
                                           June 30, 1995
                                           (In thousands)

                                  Immediately                                  Non-rate
                                   Adjustable     1 Day         3          6   Sensitive
                                     Or 1 Day   Through   Through    Through   And Over
                                     Maturity  3 Months  6 Months  12 Months  12 Months   Total
Loans (net)                           86,019     1,402       693        607      5,561   94,282
Investment securities                      -    10,505       998      3,911     10,629   26,043
Certificates of deposit in
     other banks                           -       396       594        693          -    1,683
Federal funds sold                     8,500         -         -          -          -    8,500
  Total interest earning assets       94,519    12,303     2,285      5,211     16,190  130,509

  Non-interest earning assets              -         -         -          -     14,296   14,296

Total assets                          94,519    12,303     2,285      5,211     30,485  144,804

Deposits:
  Savings, NOW accounts and
       money markets                  66,987         -         -          -          -   66,987
  Time deposits                            -    10,946     3,578      3,358        361   18,243
Total deposits                        66,987    10,946     3,578      3,358        361   85,230

Securities sold under
     agreement to repurchase           6,586         -         -           -          -   6,586
  Total interest bearing liabilities  73,573    10,946     3,578      3,358        361   91,816

  Non-interest bearing liabilities         -         -         -          -     40,873   40,873
  Shareholders' equity                     -         -         -          -     12,115   12,115

Total liabilities and
  shareholders' equity                73,573    10,946     3,578      3,358     53,349  144,804

Interest rate sensitivity gap         20,946     1,357    (1,293)     1,853    (22,863)

Cumulative interest rate
  sensitivity gap                     20,946    22,304    21,011     22,863         -

                           SDNB Financial Corp.
                       Volume/Rate Variance Analysis
                   Six months ended June 30, 1995 and 1994

                                                         (In thousands)
                                                     1995 compared to 1994
                                                   Volume     Rate    Total
Increase(decrease) in interest on earning assets:
Commercial loans                                  $  (420)  $  651  $  231
Real estate loans                                    (111)     390     279
Installment loans                                     (28)      10     (18)
Ready Money                                            (2)      (1)     (3)
     Total loans                                     (561)   1,050     489
U.S. Treasury securities                              (25)      24      (1)
Securities of government agencies                     (15)      83      68
State and political obligations                       (91)      (3)    (94)
Other securities                                       26        0      26
     Total investment securities                     (105)     104      (1)
Interest-bearing deposits in other banks               12        7      19
Federal funds sold                                    (66)     147      81
     Total interest income change                    (720)   1,308     588

Increase(decrease) in interest paid on liabilities:
Savings accounts                                       14        0      14
NOW accounts                                           10        7      17
Super NOW accounts                                     (1)       2       1
Money market accounts                                  29       79     108
Executive money market accounts                       (89)      96       7
    Total savings deposits                            (37)     184     147
Time deposits under $100,000                          (68)      45     (23)
Time deposits of $100,000 or above                    (62)      76      14
    Total time deposits                              (130)     121      (9)
Federal funds purchased and
   securities sold under agreement to repurchase      (66)      28     (38)
Short-term debt                                         0       26      26
Long-term debt                                         (4)      96      92
     Total interest expense change                   (237)     455     218

     Net change in net interest income             $ (483)   $ 853   $ 370

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

                   PART II - OTHER INFORMATION


ITEM 1         Legal Proceedings
               See Item 3 of Report on Form 10-K for the year ended December 31, 1994.

ITEM 2         Changes in Securities
               None

ITEM 3         Defaults Upon Senior Securities
               None

ITEM 4         Submission of Matters to a Vote of Security
               Holders
               None

ITEM 5         Other Information
               None

ITEM 6         Exhibits and Reports on Form 8-K

               A. Exhibit (listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K)

                     27  Financial Data Schedule (submitted only
                         in electronic format and omitted from
                         paper copies pursuant to Paragraph (c)
                         (v) of Regulation S-K (17 CFR 220.601(c)
                         (v)) and Note 2 to Paragraph (c) (1) (vi) of Regulation S-K (17 CFR 229.601(c) (1)(vi)).

               B.    Reports on Form 8-K
                     None


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 11, 1995                SDNB FINANCIAL CORP.

                                   By:/S/ HOWARD W. BROTMAN
                                      Howard W. Brotman,
                                      duly authorized officer
                                      and Chief Financial Officer

                            INDEX OF EXHIBITS

Exhibit Number        Description

     27               Financial Data Schedule