Form 10-Q
period 1995-09-30
SDNB FINANCIAL CORP
filed 1995-11-13
CIK 702147

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

--------------------------------------------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.

---------------------------------------------------------------------------
For Quarter Ended                            Commission File Number 0-11117
September 30, 1995

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

                              YES    X    NO

Number of shares of Common Stock, no par value, outstanding at October 31, 1995: 3,073,260.

                             SDNB FINANCIAL CORP.

                                     INDEX

PART I                                                FINANCIAL INFORMATION

                                                                       Page
Item 1.     Financial Statements

            Consolidated Balance Sheet (unaudited)                        1
            September 30, 1995 and December 31, 1994

            Consolidated Statements of Operations (unaudited)             2
            Three and nine months ended September 30, 1995
            Three and nine months ended September 30, 1994

            Consolidated Statements of Cash Flows (unaudited)             3
            Nine months ended September 30, 1995
            Nine months ended September 30, 1994

            Notes to Consolidated Financial Statements (unaudited)        4
            September 30, 1995

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        5-14

PART II                                                   OTHER INFORMATION

Item 1.     Legal Proceedings                                            15

Item 2.     Changes in Securities                                        15

Item 3.     Defaults upon Senior Securities                              15

Item 4.     Submission of Matters to a Vote of Security Holders          15

Item 5.     Other Information                                            15

Item 6.     Exhibits and Reports on Form 8-K                             15

                      PART I   FINANCIAL INFORMATION
                       Item 1.  Financial Statements

                   SDNB Financial Corp. and Subsidiaries
                   Consolidated Balance Sheets (unaudited)

                                                     (In thousands)
                                             September 30,     December 31,
Assets                                           1995              1994
Cash and due from banks                        $ 14,305          $ 11,936
Interest bearing deposits in other banks          2,976             1,381
Investment securities                            12,609            17,321
Investment securities available-for-sale         12,674             9,910
Federal funds sold                               24,000            24,000

Loans                                            92,104            97,058
Less allowance for loan losses                    2,133             2,148
    Net loans                                    89,971            94,910

Premises and equipment, net                      10,894            11,089
Other real estate owned                             181               268
Accrued interest receivable and other assets      1,791             2,370

Total assets                                   $169,401          $173,185


Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
    Non-interest bearing                       $ 45,144          $ 45,693
    Interest bearing                             89,504            92,583
    Total deposits                              134,648           138,276

  Securities sold under agreement to repurchase   8,674            12,285
  Accrued interest payable and other liabilities  1,365               953
  Notes payable                                  10,682            12,702
      Total liabilities                         155,369           164,216

Shareholders' equity:
  Common stock                                   20,324            14,585
  Stock subscription receivable                  (1,108)                0
  Deficit                                        (5,098)           (5,256)
  Net unrealized holding losses
  on available-for-sale securities                  (86)             (360)
      Total shareholders' equity                 14,032             8,969

Total liabilities and shareholders' equity     $169,401          $173,185

The accompanying notes are an integral part of the consolidated financial statements.

                     SDNB Financial Corp. and Subsidiaries
               Consolidated Statements of Operations (unaudited)

                                   (In thousands, except amounts per share)
                                       3 months 3 months 9 months 9 months
                                         ended    ended    ended    ended
                                        9/30/95  9/30/94  9/30/95  9/30/94
Interest income:
  Interest and fees on loans            $ 2,609  $ 2,302  $ 7,752  $ 6,956
  Interest on federal funds sold            200      183      573      475
  Interest on investments                   400      426    1,205    1,185
    Total interest income                 3,209    2,911    9,530    8,616

Interest expense:
  Interest on deposits                      756      621    2,117    1,845
  Interest on repurchase agreements          52       98      193      276
  Interest on notes payable                   9       12       33       28
    Total interest expense                  817      731    2,343    2,149

    Net interest income                   2,392    2,180    7,187    6,467

Provision for loan losses                  (200)     250      250    1,150

    Net interest income after provision
    for loan loss                         2,592    1,930    6,937    5,317

Other operating income:
  Security gains, net                         0        0       11        0
  Building income                           247      238      713      821
  Other non-interest income                 207      223      593    1,394
    Total other operating income            454      461    1,317    2,215

Other operating expenses:
  Salaries and employee benefits          1,033      946    2,978    2,695
  Occupancy                                 122      117      361      388
  Professional fees                         232      142      564      372
  Building operating expenses               622      601    1,841    1,729
  Other non-interest expenses             1,001      569    2,344    1,954
    Total other operating expenses        3,010    2,375    8,088    7,138

      Earnings before income tax             36       16      166      394

Income tax                                    2        0        8        3

      Net earnings                      $    34  $    16  $   158  $   391

      Net earnings per share            $  0.02  $  0.01  $  0.08  $  0.25

The accompanying notes are an integral part of the consolidated financial statements.

                      SDNB Financial Corp. and Subsidiaries
                Consolidated Statements of Cash Flows (unaudited)

                                                       (In thousands)
                                            Nine months ended September 30,
                                                          1995       1994
OPERATING ACTIVITIES:
Net earnings                                             $   158   $   391
Adjustments to reconcile net earnings to net
cash used by operating activities:
 Provision for loan losses                                   250     1,150
 Provision for depreciation and amortization                 930       957
 Amortization of investment security discounts               (85)      (54)
 Other expense not utilizing (providing) cash                 76      (129)
 Unearned loan fees                                          148       (80)
 Taxes refundable                                             (8)        0
 Interest receivable and other assets                       (515)     (276)
 Interest payable and other liabilities                     (412)     (532)
    Total adjustments                                      1,208     1,036
     Net cash provided by operating activities             1,366     1,427

INVESTING ACTIVITIES:
 Proceeds from maturities of held-to-maturity securities   6,504    11,296
 Proceeds from called held-to-maturity securities            395         0
 Proceeds from maturities of available-for-sale securities 5,990     2,990
 Proceeds from sales of available-for-sale securities      3,024         0
 Purchases of held-to-maturity securities                 (2,000)   (8,598)
 Purchases of available-for-sale securities              (11,466)   (4,949)
 Net change in gross loans                                 4,503     9,612
 Proceeds from OREO properties                               556       422
 Purchases of premises and equipment                        (281)     (184)
     Net cash provided by investing activities             7,225    10,589

FINANCING ACTIVITIES:
 Net change in deposits                                   (3,628)      (55)
 Net change in short-term borrowings                      (5,630)    3,710
 Proceeds from issuance of common stock (net)              4,631         0
    Net cash provided (used) by financing activities      (4,627)    3,655
    Change in cash and cash equivalents                    3,964    15,671
Cash and cash equivalents at beginning of period          37,317    17,026
    Cash and cash equivalents at end of period           $41,281   $32,697

For the purpose of the statement of cash flows, the Company considers cash and cash equivalents to be as follows at September 30, 1995 1994
Cash and due from banks                                  $14,305   $11,915
Interest-bearing deposits in other banks                   2,976     1,282
Federal funds sold                                        24,000    19,500
  Totals                                                 $41,281   $32,697

Supplemental cash flow information at September 30,         1995      1994
CASH PAID FOR:
  Interest                                                $3,050    $2,149
  Income Taxes                                                $0        $0
  Non-cash items: transfer of loans to OREO                 $553      $570

The accompanying notes are an integral part of the consolidated financial statements.

                      SDNB Financial Corp. and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 1995

1. In the opinion of Management, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of September 30, 1995, and the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Earnings per share for the three and nine months ended September 30, 1995 and 1994 are based on the following weighted average shares outstanding:

       Three months ended:
             September 30, 1995              2,092,219
             September 30, 1994              1,538,364

       Nine months ended:
            September 30, 1995               1,902,526
            September 30, 1994               1,538,364

3. At September 30, 1995, approximately $4.2 million in securities were pledged to secure deposits.

                             SDNB FINANCIAL CORP.
                                   Form 10-Q

                   PART I - FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   OVERVIEW

The first nine months of 1995 reflect the beneficial effect of higher interest rates while also reflecting an abatement of some of the problems of a still depressed economy in which SDNB Financial Corp. (the "Company") operates. Net earnings for the three and nine months ended September 30, 1995 are $34,000 and $158,000, respectively, compared to $16,000 and $391,000, for the comparable periods of 1994. The three and nine months ended September 30, 1995 include a charge to income of $350,000 for increased provision for litigation settlement (see OTHER OPERATING EXPENSES). The nine months ended September 30, 1994 includes $712,500 of non-recurring income (see OTHER OPERATING INCOME).

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

Additionally, the Company has incurred substantial expense in connection with legal fees and provision for additional costs from the Pioneer Mortgage and Pioneer Liquidating Corporation litigation (see Report on Form 10-K for year ended December 31, 1994 and OTHER OPERATING EXPENSES).

While the Company reports a profit for the first nine months of 1995, there can be no assurances that the factors noted above, or other factors, will not continue to adversely impact the Company and the Bank. Discussion of the individual segments of the Company's operations is contained in subsequent sections of this report.

                    LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

By the nature of its commercial/wholesale focus, the Bank has moderate interest-rate risk exposure in a declining-rate environment. This phenomenon can be seen in the "Static Gap Summary" (Table 1). At September 30, 1995, approximately 75% of the Bank's earning assets adjust immediately to changes in interest rates. Within three months, this increases to 83% of earning assets. Consequently, the Bank utilizes deposit liabilities that also adjust relatively quickly. Within the same three-month period, approximately 94% of the Bank's interest-bearing liabilities (mostly deposits) adjust to current rates.

The Bank's cumulative gap position at the three month repricing interval has decreased approximately $1.0 million, or four percent, from $26.0 million at December 31, 1994 to $25.0 million at September 30, 1995. Volume of assets and liabilities are both down from year-end; reduced volumes of $5.4 million in loans and $1.3 million in securities are offset by decreases of $2.6 million in deposits and $3.6 million in repurchase agreements within the three month horizon.

During February 1995 the Bank entered into an interest rate swap to hedge against the effects of falling interest rates on income. If the prime interest rate falls below eight percent during the life of the contract, the Bank will receive payments amounting to the difference between the then existing prime rate and eight percent on the contract amount of $20 million. These payments continue while the prime interest rate stays below eight percent or until expiration of the contract, February 3, 1998. This contract helps to stabilize the Bank's net interest spread which, absent any hedge, decreases during periods of rapidly falling interest rates. To date, there have been no payments received under this contract.

The Bank's liquidity needs are projected by comparing anticipated funding needs against current resources and anticipated deposit growth. Any current surplus of funds is invested to maximize income while maintaining safety and providing for future liquidity.

During the nine months ended September 30, 1995, cash and cash equivalents increased $4.0 million. Operating activities provided $1.4 million during the period. Approximately $7.2 million was provided by investing activities. The two major components were net proceeds of $2.4 million from securities ($15.9 million of sales, maturities and calls offset by purchases of $13.5 million) and decrease in gross loans totaling $4.5 million. Financing activities used $4.6 million during the period. Deposits decreased $3.6 million while short-term borrowings decreased $5.6 million. The issuance of new stock during the period provided a net amount of $4.6 million.

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

See "CAPITAL RESOURCES" for a discussion of other factors that have affected liquidity in the period ended September 30, 1995 and will affect future liquidity.

                              CAPITAL RESOURCES

Since its initial capitalization in 1981, the Company had relied primarily on internally generated income to fund its growth and provide for depositor protection. During 1994 the Company concluded that additional capital would be beneficial and proposed a plan for additional capitalization which was approved by regulatory authorities on March 9, 1995, and by the shareholders of the Company on March 17, 1995. The plan encompassed the following steps:

a. Sale of 510,121 newly issued shares of the Company's Common Stock to two limited partnerships managed by WHR Management Corp. ("WHR") at $4.34 per share for a gross amount of $2,213,925. This transaction was completed on March 28, 1995.

b. A rights offering to existing shareholders and, pursuant to a best-efforts underwriting agreement, to third parties encompassing 769,582 shares of newly issued Common Stock at a subscription price of $4.34 per share for a gross amount of $3,339,986. This transaction was completed on September 28, 1995.

c. Sale to WHR of an additional 255,193 newly issued shares of Common Stock at $4.34 per share for a gross amount of $1,107,538. This transaction was completed on October 6, 1995.

The Company has used a portion of the proceeds to reduce notes payable, to pay expenses in connection with the additional capitalization, to purchase certain customer notes from the Bank (which notes were then assigned to the San Diego National Bank Building Joint Venture ("JV")) and for advances to the JV. The JV in turn assigned the notes and used a portion of the advances as payment on the JV's second trust deed note payable. The remaining proceeds will be used for general corporate purposes, which may include investments in or extensions of credit to the Company's subsidiaries, reduction of existing debt or financing possible future acquisitions of other banking institutions or related businesses. At the present time the Company does not have any specific plans, agreements or understandings, written or oral, pertaining to the proposed acquisition of any banking institution or related business.

As disclosed in the Company's 1994 Annual Report to Shareholders and Report on Form 10-K, the Bank is precluded from paying dividends to the Company. As further disclosed, the Company merged SDNB Development Corp. into itself effective July 1, 1993, thereby allowing cash flow from the JV to come directly to the Company. During 1994 and the first three months of 1995, the JV cash flow provided the Company with sufficient funds to meet its normal ongoing obligations but was not sufficient to allow the payment of cash dividends, which would also require approval of the Federal Reserve Bank of San Francisco under terms of an agreement dated November 20, 1992. Subsequent to March 28, 1995, earnings from the net proceeds of the stock issuances referred to above will augment cash flow.

The Comptroller of the Currency ("Comptroller") has established a framework for supervisory requirements of national banks based upon capital ratios. Based upon this framework, a bank's capitalization is defined as well as capitalized, adequately capitalized, significantly undercapitalized or critically capitalized. Under the Comptroller's framework, a bank is well capitalized if its ratios are greater than or equal to 6% and 10% for tier 1 capital and risk weighted capital, respectively. As of September 30, 1995 and December 31, 1994, the Bank was considered "well capitalized".

The Federal Reserve Board ("Reserve Board"), as the regulatory body of the Company, has capital ratio requirements. Under the Reserve Board's Capital Adequacy Guidelines, all bank holding companies should meet a minimum ratio of qualifying total capital to weighted-risk assets of 8 percent, of which at least 4.0 percentage points should be in the form of tier 1 capital.

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

As reflected in the following table, the risk-based capital ratios and leverage ratios of the Company and the Bank as of September 30, 1995 and December 31, 1994 exceeded the fully phased-in regulatory risk-based capital adequacy guidelines and the leverage standard.

                        Capital Components and Ratios
                            (dollars in thousands)

                                September 30, 1995     December 31, 1994
                                Company       Bank     Company       Bank
Capital Components
     Tier 1 Capital             $14,118    $12,451      $9,329    $11,667
     Total Capital               15,611     13,816      10,868     13,081

Risk-weighted assets
and off-balance sheet
instruments                     115,294    108,410     123,142    113,106

Regulatory Capital
Tier 1 risk-based:
     Actual                       11.89%     11.49%       7.59%     10.35%
     Required                      4.00       6.00        4.00       6.00
     Excess                        7.89%      5.49%       3.59%      4.35%

Total risk-based:
     Actual                       13.14%     12.74%       8.85%     11.61%
     Required                      8.00      10.00        8.00      10.00
     Excess                        5.14%      2.74%       0.85%      1.61%

Leverage:
     Actual                        8.60%      8.10%       5.33%      7.09%
     Required                      5.00       5.00        5.00       5.00
     Excess                        3.60%      3.10%        .33%      2.09%

                            INVESTMENT SECURITIES

During the first nine months of 1995, the gross unrealized losses in the available-for-sale category declined from $360,000 to $86,000 and in the held-to-maturity category, declined from $680,000 to $176,000. Management continues to believe that there is sufficient liquidity and available sources of liquidity to allow all such securities (which are fully guaranteed by United States Government instrumentalities as to principal) to mature and thus avoid realization of any material amount of the presently unrealized losses.

                    NET INTEREST INCOME/NET INTEREST MARGIN

The following is a comparison of the net interest spread between the first nine months of 1995 and the same period of 1994.

                                                  1995       1994
Yield on average earning assets
  (taxable equivalent)                            9.37%      7.51%
Cost of funds                                     2.29%      1.86%
Net interest spread                               7.08%      5.65%

In addition to interest rates, changes in the volumes of assets and liabilities also affect net interest income. The volume/rate variance analysis (Table 2) shows the change in net interest income that is attributable to changes in volume versus changes in rates. As reflected in Table 2, the comparison of net interest income between the first nine months of 1995 and the similar period of 1994 was affected primarily by the significant increase in the prime interest rate (8.86% average in 1995 vs. 6.81% average in 1994) which was matched by only a proportionate increase in the cost of funds, thus increasing the net interest spread. The benefit of the increased net interest spread was offset by the reduced loan balances between September 30, 1995 and 1994.

               LOANS AND ALLOWANCE AND PROVISION FOR LOAN LOSSES

A summary of the activity in the allowance for loan loss is as follows:
                                                      (In thousands)
                                                    Nine months ended
                                                       September 30,
                                                    1995           1994
Balance at beginning of period                    $2,148         $2,522
Provision charged to operating expenses              250          1,150
Loans charged off                                   (600)        (1,024)
Recoveries                                           335            111
Balance at end of period                          $2,133         $2,759

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

     The volatility of "non-performing" loans is illustrated in the following chart:

ASSETS REPORTED AS NONPERFORMING
                                              (In thousands)
                             At                At                 At
                   September 30, 1995 December 31, 1994 September 30, 1994 CURRENT AND NONCURRENT
Non-accrual loans        $3,720            $6,046             $6,366
Restructured loans
  (still accruing)        1,370             2,316              2,325
Loans 90 days past due      981                20                332
                          6,071             8,382              9,023
Other real estate owned     181               268                628
   Total                $ 6,252            $8,650             $9,651


NONCURRENT

Non-accrual loans          $467            $1,276             $2,435
Restructured loans
  (still accruing)            0                 0                  0
Loans 90 days past due      981                20                332
                          1,448             1,296              2,767
Other real estate owned     181               269                628
   Total                 $1,629            $1,564             $3,395

Loans reported as
nonperforming but
which are current, as a
percentage of total loans
reported as nonperforming    76%               85%                69%

                         OTHER OPERATING INCOME

Changes in other non-interest income include:

a) Building revenues declined in the nine months ended September 30, 1995 as leases were renewed at lower rates due to competitive pressures.

b) Higher interest rates resulted in a higher earnings credit on clients' deposit accounts which reduced the service charge income.

c) The nine months ended September 30, 1994, include in income $712,500 received from the Bank's directors' and officers' liability insurer in settlement of claims made by the Bank (see Report on Form 10-K for year ended December 31, 1994).

                        OTHER OPERATING EXPENSES

Salaries and employee benefits increased between 1994 and 1995 due to additions to staff and wage increases averaging approximately 4%.

Professional fees in connection with the Pioneer Liquidating Corporation litigation (see Report on Form 10-K for year ended December 31, 1994) were $177,000 and $437,000 for the three and nine months ended September 30, 1995 respectively, increases of $99,000 and $258,000, respectively over the comparable periods of 1994. Also see the discussion of other non-interest expenses below.

Building operating expenses increased primarily because of increased interest expense, which, through January 1995, was based on a continuously rising index. Additionally, as disclosed in the 1994 Annual Report to Shareholders and Report on Form 10K, in November 1994 the existing first mortgage loan on the building was purchased by two limited partnerships managed by WHR Management Corp. (purchasers of the Company's Common
Stock; see "CAPITAL RESOURCES"). In January 1995 the JV and WHR entered into a modification agreement which reduces the debt service requirement to $800,000 per year, all allocable to interest, thus reducing the debt service requirement.

Other non-interest expenses changed between 1995 and 1994 as follows:

                            Three months ended       Nine months ended
                                September 30            September 30
                                1995     1994         1995        1994

     OREO losses              78,000    9,000       78,000     333,000
     Loan expense (including
     loss on sale of customer
      note in 1995)          120,000  121,000      380,000     266,000
     Provision for litigation
     settlement              350,000        0      350,000           0

                            SUBSIDIARY DATA

San Diego National Bank

The Bank earned $233,000 and $784,000 for the three and nine months ended September 30, 1995, respectively, compared to $190,000 and $791,000, respectively, for the same periods of 1994. The three and nine months ended September 30, 1995 include a charge to income of $350,000 for increased provision for litigation settlement (see OTHER OPERATING EXPENSES). The nine months ended September 30, 1994 includes $712,500 of non-recurring income (see OTHER OPERATING INCOME). The return on average assets (ROA) for the nine month periods was .70% and .63%, respectively. The return on equity (ROE) for the nine month periods was 8.59% and 8.88% respectively. The reasons for the change in Bank earnings have been enumerated on the preceding pages.

San Diego National Bank Building Joint Venture

                            Three months ended       Nine months ended
                                September 30            September 30
                                1995     1994         1995        1994

Pre-consolidation
gross building revenues     $497,000 $485,000   $1,447,000  $1,552,000
Pre-consolidation,
pre-tax loss                 194,000  164,000      572,000     323,000
Depreciation and
amortization expense         151,000  151,000      437,000     484,000

                                      San Diego National Bank
                                         Static Gap Summary
                                         September 30, 1995
                                           (In thousands)

                                  Immediately                                  Non-rate
                                   Adjustable     1 Day         3          6   Sensitive
                                     Or 1 Day   Through   Through    Through   And Over
                                     Maturity  3 Months  6 Months  12 Months  12 Months   Total
Loans (net)                           83,332     2,422       398        559      5,393   92,104
Investment securities                      -     8,240     4,458      2,423     10,119   25,240
Certificates of deposit in
     other banks                           -       693     1,490        297          -    2,480
Federal funds sold                    24,000         -         -          -          -   24,000
  Total interest earning assets      107,332    11,355     6,346      3,279     15,512  143,824

  Non-interest earning assets              -         -         -          -     14,955   14,955

Total assets                         107,332    11,355     6,346      3,279     30,467  158,779

Deposits:
  Savings, NOW accounts and
       money markets                  72,011         -         -          -          -   72,011
  Time deposits                            -    13,013     3,955      2,371        117   19,456
Total deposits                        72,011    13,013     3,955      2,371        117   91,467

Securities sold under
     agreement to repurchase           8,674         -         -           -         -    8,674
  Total interest bearing liabilities  80,685    13,013     3,955      2,371        117  100,141

  Non-interest bearing liabilities         -         -         -          -     46,273   46,273
  Shareholders' equity                     -         -         -          -     12,365   12,365

Total liabilities and
  shareholders' equity                80,685    13,013     3,955      2,371     58,755  158,799

Interest rate sensitivity gap         26,647    (1,658)    2,391        908    (28,288)

Cumulative interest rate
  sensitivity gap                     26,647    24,989    27,380     28,288          -


                            SDNB Financial Corp
                       Volume/Rate Variance Analysis
                Nine months ended September 30, 1995 and 1994

                                                         (In thousands)
                                                     1995 compared to 1994
                                                   Volume     Rate    Total
Increase(decrease) in interest on earning assets:
Commercial loans                                  $  (644)  $  988  $  344
Real estate loans                                     (46)     507     461
Installment loans                                     (22)      17      (5)
Ready Money                                            (4)       0      (4)
     Total loans                                     (716)   1,512     796
U.S. Treasury securities                              (36)      33      (3)
Securities of government agencies                     (68)     111      43
State and political obligations                      (134)      (6)   (140)
Other securities                                       28        4      32
     Total investment securities                     (210)     142     (68)
Interest-bearing deposits in other banks               14       34      48
Federal funds sold                                   (146)     244      98
     Total interest income change                  (1,058)   1,932     874

Increase(decrease) in interest paid on liabilities:
Savings accounts                                       19        0      19
NOW accounts                                            9        7      16
Super NOW accounts                                     (3)       3       0
Money market accounts                                  13      108     121
Executive money market accounts                       (90)     143      53
    Total savings deposits                            (52)     261     209
Time deposits under $100,000                         (119)     119       0
Time deposits of $100,000 or above                    (66)     130      64
    Total time deposits                              (185)     249      64
Federal funds purchased and
   securities sold under agreement to repurchase     (113)      29     (84)
Short-term debt                                       (10)      30      20
Long-term debt                                         (5)     140     135
     Total interest expense change                   (365)     709     344

     Net change in net interest income             $ (693)  $1,223   $ 530

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

ITEM 1          Legal Proceedings
                See Item 3 of Report on Form 10-K for the year ended December 31, 1994.

ITEM 2          Changes in Securities
                None

ITEM 3          Defaults Upon Senior Securities
                None

ITEM 4          Submission of Matters to a Vote of Security Holders
                None

ITEM 5          Other Information
                None

ITEM 6          Exhibits and Reports on Form 8-K
                A. Exhibits (listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K)

                     10     Material contracts:
                            Rights Agent Warrant Purchase Agreement
                            (incorporated by reference from Exhibit B to Exhibit 99(j) to Post Effective Amendment Number 4 on form S-3 filed September 6, 1995. SEC File No. 33-58379).

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

Dated:  November 13, 1995                SDNB FINANCIAL CORP.

                                         By: /S/ HOWARD W. BROTMAN
                                             Howard W. Brotman,
                                             duly authorized officer
                                             and Chief Financial Officer