Form 10-K405
period 1995-12-31
SDNB FINANCIAL CORP
filed 1996-03-28
CIK 702147

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-K

    [x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1995
                                        OR
    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                             Commission File No. 0-11117

                               SDNB FINANCIAL CORP.
              (Exact name of Registrant as Specified in its Charter)

          Incorporated in California - IRS Employer I.D. No. 95-3725079

               1420 Kettner Boulevard, San Diego, California 92101 (Address of Principal Executive Office) (Zip Code)

         Registrant's Telephone Number including area code:  619-233-1234

            Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
          Title of each class                       on which registered
                None                                       None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of the close of business on March 4, 1996: $ 14,662,000

The number of shares of Common Stock outstanding as of the close of business on March 4, 1996: 3,073,260

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's 1995 Annual Report to Shareholders is incorporated by reference into Part IV of this Form 10-K.

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

Further, such assessment is also required of any bank that has applied, among other things, to merge or consolidate with, or acquire the assets or assume the liabilities of, a federally-

regulated financial institution, or to open or relocate a branch office.  In the case of a bank holding company applying for

approval to acquire a bank or bank holding company, the Reserve

Board will assess the record of each subsidiary bank of the

applicant bank holding company in considering the application.

       Under recently enacted revisions to the CRA regulations,

the current CRA assessment is being replaced with a new

evaluation system that would rate institutions based on their actual performance (rather than efforts) in meeting community credit needs.  Under new regulations, each institution would be evaluated based on the degree to which it is providing loans (the leading test),  branches and other services (the service test)

and investments (the investment test) to low and moderate income areas in the communities it serves, based on the communities demographics, characteristics and the institution's capacity,

product offerings and business strategy.  Each depository

institution would have to report to its federal supervisory

agency and make available to the public data on the geographic distribution of its loan applications, denial, originations and purchases.  Institutions would continue to receive one of four composite ratings: Outstanding, Satisfactory, Needs to Improve or

Substantial Noncompliance.  The new rules are going into effect in stages from July 1995 to January 1997.  The Company does not believe that the new CRA regulations will substantially change its program and policies designed to meet the needs of its

communities.

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

       In addition, there are certain limitations on the payment

of dividends to the Company by the Bank.  In general, the Bank may pay dividends out of its net profits.  However, the prior approval of the Comptroller is required if the total of all

dividends declared by the Bank in any calendar year will exceed the Bank's net profits for that year combined with its retained net profits for the preceding two years.  At January 1, 1996, the

Bank had available for dividends to the Company approximately

$1,370,000 without the approval of the Comptroller.

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

       The Company and the Federal Reserve Bank of San Francisco

("Reserve Bank") entered into an agreement on November 20, 1992,

pursuant to which the Company must obtain the approval of the

Reserve Bank prior to the declaration of any cash dividends or the incurrence of debt, other than in the ordinary course of business, and the Company must give notice to the Reserve Bank prior to adding or replacing a director or a senior executive officer.  Also, the Company submitted a proposed capital infusion plan.  As outlined in the management discussion and analysis and the notes to the consolidated financial statements, the capital infusion was successfully completed in 1995.

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

       As reflected in the following table, the risk-based

capital ratios and leverage ratios of the Company and the Bank as of December 31, 1995 exceeded the fully phased-in risk-based capital adequacy guidelines and the leverage standard.

       Capital Components and Ratios at December 31, 1995
                     (dollars in thousands)

                                            Company         Bank
Capital Components
      Tier 1 capital                       $16,726       $13,656
      Total capital                         18,218        15,017

Risk-weighted assets
and off-balance sheet
instruments                                117,967       107,310

Risk-based Capital Ratio
      Tier 1 capital                         14.18%        12.73%
      Total capital                          15.43%        13.98%

Leverage Ratio                                9.37%         8.43%

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

(ii) a Tier 1 risk-based capital ratio of 6% of greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific

capital level for any capital measure.  An "adequately

capitalized" bank is defined as one that has (i) a total-risk-

based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4%

or greater (or 3% or greater in the case of a bank with a

composite CAMEL rating of 1).  A bank is considered (A)

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

FDICIA, on September 15, 1992, the FDIC approved the

implementation of a risk-based deposit premium assessment system under which each depository institution is placed in one of nine assessment categories based on the institution's capital

classification under the prompt corrective action provisions described above and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.  The assessment rates, when the new system became

effective on January 1, 1993, ranged from 0.23% to 0.31%

depending upon the assessment category into which the insured institution was placed.  The Bank's assessment rate increased significantly under the new system which resulted in an increase in deposit insurance assessment expense.  The rates were reduced effective July 1, 1995 to a range of .04% to .31% and effective

January 1, 1996 to a range of 0 (with a minimum of $1,000 per semi-annual period) to .27%.

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

     On September 13, 1988, the Bank was granted trust powers by the Comptroller.  The trust department, specializing in self-

directed employee benefit plans, began active operations in 1989.

In 1992, the Bank, citing failure of the department to achieve profitable operations, discontinued operations and transferred the Bank's fiduciary responsibilities to another institution.  In

1994, the Bank entered into an agreement with Danielson Trust

Company ("Danielson") under which Danielson will provide trust and related services to Bank customers.

     In addition to offering a comprehensive array of general

banking services, the Bank offers specialized services to certain businesses that have been identified by the Bank's management as key sources of deposits and loans.  In 1995, the Bank established its International Department and now offers a full array of such services, including letters of credit and documentary

collections.  Other services, which are offered directly or

through the Bank's correspondent banks, include cash management consulting and money market investments.

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

$2,300,000 at December 31, 1995), and who are depositors with the

Bank.

     The Bank has no foreign loans or highly leveraged

transactions.  At December 31, 1995, approximately fifty-nine percent (59%) of the Bank's total loans were commercial, a

majority of which are written with an original maturity of 90 to

180 days.  Real estate loans, including interim construction and mini-perm, comprised approximately thirty-eight percent (38%) of the portfolio, with an average maturity of nine to eighteen

months for interim construction loans and five years for the mini-

perm loans.  The balance of the loans are installment and

consumer loans.  Most of the loans bear adjustable interest

rates, which change with the Bank's base rate.  The Bank's loan loss reserve was approximately $2,002,000, or two and two-tenths percent (2.2%) of gross loans at December 31, 1995.  The Bank intends to maintain the loan loss reserve at a level sufficient to absorb charge-offs from unexpected and adverse economic

developments.

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

(including interest bearing demand accounts) and savings deposits

(including money market savings).

     During the years 1993 through 1995, the Company and the Bank have been adversely affected by a number of factors emanating primarily from the condition of the economy in San Diego.  These factors, more fully described in management's discussion and analysis and in the statistical information which follows,

include:

       a)Reduction in the level of the loan portfolio resulting from continuing low demand.

       b)Higher than normal loan loss provisions in 1994 and 1993.

       c)OREO losses and expenses from higher than normal levels of OREO properties in 1994 and 1993.

     Additionally, the Bank has incurred substantial expense in connection with legal fees and provision for settlement costs involving the Pioneer Mortgage Company litigation, which was settled late in 1995.

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

Bank of America merged with Security Pacific National Bank and in

1994 First Interstate Bank acquired San Diego Trust & Savings

Bank.  In 1996, Wells Fargo Bank successfully bid for First

Interstate Bank (completion of the acquisition is scheduled in

1996).  Management and the Board of Directors believe that the reduction in the number of the independent banks represents a business development opportunity for the Bank to obtain customers who would prefer to do business with a locally-based bank rather than one headquartered elsewhere.

     The Company has formed a Strategic Planning Committee which is studying the Bank's position in the marketplace as affected by the developments cited above.  The Committee reports periodically to the Board.

     3.   Employees.  As of March 4, 1996, the Company and/or the

Bank had one hundred fourteen (114) full-time employees, of whom ten (10) were executive officers.  Four (4) of the executive officers have entered into employment contracts with the Company.

None of the Company's or the Bank's employees is covered by a collective bargaining agreement and the Company believes that its relationship with its employees is satisfactory.

     4.   Statistical Disclosure.  Following is the statistical

disclosure required for bank holding companies.

                                                  SELECTED STATISTICAL INFORMATION
                                   DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY
                                              INTEREST RATES AND INTEREST DIFFERENTIAL
                                                           (IN THOUSANDS)

                                                      1995                         1994                           1993
                                            Average  Revenue/  Yield     Average  Revenue/  Yield      Average   Revenue/  Yield
                                            Balance  Expense   Rate      Balance  Expense   Rate       Balance   Expense   Rate
Interest-earning assets
   Loans
      Commerical                             54,290    5,900   10.87%     63,180    5,597    8.86%      78,229     6,601    8.44%
      Real estate                            36,370    3,903   10.73%     37,082    3,623    9.77%      40,137     3,446    8.59%
      Installment                             2,932      287    9.79%      3,146      280    8.90%       3,392       357   10.52%
         Total loans (including fees)        93,592   10,090   10.78%    103,408    9,500    9.19%     121,758    10,404    8.54%

   Investment securities
      U.S. Treasury securities                5,770      298    5.16%      4,184      165    3.94%       3,700       129    3.49%
      Securities of government agencies      18,803    1,044    5.55%     20,917    1,021    4.88%      14,416       642    4.45%
      State and political obligations         2,610      216    8.28%      4,617      397    8.60%       3,332       406   12.18%
      Other securities                        1,691      103    6.09%        682       39    5.72%         903        55    6.09%
         Total investment securities         28,874    1,661    5.75%     30,400    1,622    5.34%      22,351     1,232    5.51%

   Certificates of deposit in other banks     2,271      137    6.03%      1,469       63    4.29%       1,494        67    4.48%
   Federal Funds Sold                        15,547      904    5.81%     18,407      732    3.98%      13,235       364    2.75%

         Total interest-earning assets      140,284   12,792    9.12%    153,684   11,917    7.75%     158,838    12,067    7.60%

Noninterest-earning assets
   Cash and due from banks                   12,864                       12,415                        12,315
   Premises and equipment                    10,918                       11,408                        11,742
   Other, less allowance for loan losses        168                          143                         3,472
         Total noninterest-earning assets    23,950                       23,966                        27,529

TOTAL ASSETS                                164,234                      177,650                       186,367

                                                  SELECTED STATISTICAL INFORMATION
                                   DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY
                                              INTEREST RATES AND INTEREST DIFFERENTIAL
                                                           (IN THOUSANDS)

                                                      1995                         1994                           1993
                                            Average  Revenue/  Yield     Average  Revenue/  Yield      Average   Revenue/  Yield
                                            Balance  Expense   Rate      Balance  Expense   Rate       Balance   Expense   Rate
Interest-bearing liabilities
   Deposits
      Savings, NOW accounts, and
       money markets                         69,160    1,965    2.84%     71,173    1,700    2.39%      64,430     1,452    2.25%
      Time deposits                          18,542      963    5.19%     22,831      797    3.49%      45,391     1,694    3.73%
         Total interest-bearing deposits     87,702    2,928    3.34%     94,004    2,497    2.66%     109,821     3,146    2.86%

   Securities sold under repurchase agreements
    and federal funds purchased               9,668      255    2.64%     14,603      367    2.51%       7,762       185    2.38%
   Short-term debt                            1,777      177    9.96%      2,456      209	   8.51%       2,393       174    7.27%
   Long-term debt                             9,963      797    8.00%     10,251      621    6.06%      10,486       673    6.42%
         Total interest-bearing liabilities 109,110    4,157    3.81%    121,314    3,694    3.04%     130,462     4,178    3.20%

Noninterest-bearing liabilities
   Demand deposits                           42,244                       46,354                        44,265
   Other liabilities                            969                          364                           282
         Total liabilities                  152,323                      168,032                       175,009

Minority interest in subsidiary                   0                            0                             0

Stockholders' equity                         11,911                        9,618                        11,358

TOTAL LIABILITIES AND
STOCKHOLDERS'EQUITY                         164,234                      177,650                       186,367

Net interest income                                    8,635                        8,223                          7,889

Margin analysis
   Interest income/earning assets                               9.12%                        7.75%                          7.60%
   Interest expense/earning assets                              2.96%                        2.40%                          2.63%
   Net interest income/earning assets                           6.16%                        5.35%                          4.97%

<F1>
1) All loans are stated net of unearned income.
<F2>
2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.
<F3>
3) These averages reflect the consolidated assets and liabilities of SDNB Financial Corp and subsidiaries.
   The averages for San Diego National Bank are calculated on a daily basis. The average for SDNB Financial Corp.
   and other subsidiaries are calculated on a quarterly basis.
<F4>
4) Non-accrual loans - Loans are placed on non-accrual status when a reasonable doubt exists as to the collectibility of interest or principal. As of December 31, 1995, 1994, and 1993, the Bank had loans on non-accrual status totaling $6,969, $6,046, and $5,343, respectively. Average balances for loans include these amounts; however, revenue is recognized on a cash basis for these loans.
<F5>
5) Revenue for loans includes portions of fees recognized as current income of $540, $453, and $532 in 1995, 1994, and 1993, respectively.
<F6>
6) Expense for short-term debt totaling $144 in 1995, $167 in 1994, and $147 in 1993,  and the expense for long-term debt of $797 in 1995, $621 in 1994, and $673 in 1993, are classified as building operating expense on the consolidated financial statements.

                                                    VOLUME/RATE VARIANCE ANALYSIS

                                              1995 COMPARED TO 1994       1994 COMPARED TO 1993          1993 COMPARED TO 1992
                                              Volume   Rate   Total       Volume   Rate   Total          Volume   Rate   Total
INCREASE (DECREASE) IN INTEREST ON EARNING ASSETS:

Loans
  Commercial loans                             (856)  1,159     303      (1,320)    316  (1,004)          (466)     36    (430)
  Real estate loans                             (71)    351     280        (275)    452     177            258    (269)    (11)
  Installment loans                             (20)     27       7         (25)    (52)    (77)           (51)     71      20

    Total loans                                (947)  1,537     590      (1,620)    716    (904)          (259)   (162)   (421)

Investment securities
  U.S. Treasury securities                       73      60     133          18      18      36             (5)    (58)    (63)
  Securities of government agencies            (109)    132      23         312      67     379            376     (82)    294
  State and political obligations              (167)    (14)   (181)        130    (139)     (9)           (25)     (5)    (30)
  Other securities                               61       3      64         (13)     (3)    (16)           (65)     19     (46)

    Total investment securities                (142)    181      39         447     (57)    390            281    (126)    155

Certificates of deposit in other bank            42      32      74          (1)     (3)     (4)           (78)    (27)   (105)
Federal funds sold                             (127)    299     172         172     196     368             19     (63)    (44)

    Total interest income change             (1,174)  2,049     875      (1,002)    852    (150)           (37)   (378)   (415)


INCREASE (DECREASE) IN INTEREST PAID ON LIABILITIES:


Interest on deposits
  Savings, NOW accounts,
    and money markets                           (49)    314     265         158      90     248           (194)   (279)   (473)
  Other domestic time deposits                 (170)    336     166        (794)   (103)   (897)            76    (326)   (250)

    Total interest on deposits                 (219)    650     431        (636)    (13)   (649)          (118)   (605)   (723)

Securities sold under agreement to repurchase
  and federal funds purchased                  (129)     17    (112)        171      11     182            101     (60)     41

Short-term debt                                 (64)     32     (32)          5      30      35             29     (10)     19

Long-term debt                                  (18)    194     176         (15)    (37)    (52)           (20)   (140)   (160)

    Total interest expense change              (430)    893     463        (475)     (9)   (484)            (8)   (815)   (823)

    Net change in net interest income          (744)  1,156     412        (527)    861     334            (29)    437     408

<F1>
Note:  Change in interest income or expense can be attributed to (a) changes in volume (change in volume times old rate), (b)
changes in rate (change in rate times old volume),and (c) changes in rate/volume (change in rate times the change in volume).
The rate/volume variances are allocated proportionally between the rate and the volume variances based on their absolute values.

INVESTMENT SECURITIES


                                            1995                1994
                                        (Book Value)        (Book Value)
December 31, 1995 and 1994:
Available-For-Sale:
  U.S. Treasuries                          13,515                   0
    Average maturity (in years)              0.12                   0

  U.S. Government agencies                 12,773               9,637
    Average maturity (in years)              1.62                2.11

  Other securities                            472                   0
    Average maturity (in years)              0.00                   0

  FRB Stock                                   273                 273
                                           27,033               9,910


Held-To-Maturity:
  U.S. Treasuries                           1,000               1,998
    Average maturity (in years)              0.08                0.83

  U.S. Government agencies                  4,021              11,397
    Average maturity (in years)              2.39                2.74

  States and municipalities                 1,637               3,176
    Average maturity (in years)              1.36                3.43

  Other bonds and notes                       750                 750
    Average maturity (in years)              3.58                4.58
                                            7,408              17,321


                                            1993
                                        (Book Value)
December 31, 1993:
Held-For-Investment:
  U.S. Treasuries                           6,004
    Average maturity (in years)              0.47

  U.S. Government agencies                 19,588
    Average maturity (in years)              3.72

  States and municipalities                 4,362
    Average maturity (in years)              2.69

FRB Stock                                     273
                                           30,227

INVESTMENT SECURITIES


MATURITY IN YEARS
                                    Under 1  1 to 5  5 to 10  Over 10    Total
Available-For-Sale:
  U.S. Treasuries                    13,515       0        0        0   13,515
    Weighted average interest rate    5.44%   0.00%    0.00%    0.00%    5.44%

  U.S. Government agencies           1,799   10,974        0        0   12,773
    Weighted average interest rate   5.51%    5.61%    0.00%    0.00%    5.60%

  Other securities                     472        0        0        0      472
    Weighted average interest rate   5.52%    0.00%    0.00%    0.00%    5.52%

  FRB Stock                              0        0        0      273      273
    Weighted average interest rate   0.00%    0.00%    0.00%    6.00%    6.00%
                                    15,786   10,974        0      273   27,033


Held-To-Maturity:
  U.S. Treasuries                    1,000        0        0        0    1,000
    Weighted average interest rate   4.37%    0.00%    0.00%    0.00%    4.37%

  U.S. Government agencies           1,000    2,000    1,021        0    4,021
    Weighted average interest rate   6.87%    5.15%    7.07%    0.00%    6.07%

  States and municipalities *        1,000      637        0        0    1,637
    Weighted average interest rate   4.66%    5.70%    0.00%    0.00%    5.06%

  Other bonds and notes                  0      500      250        0      750
    Weighted average interest rate   0.00%    7.30%    8.50%    0.00%    7.70%
                                     3,000    3,137    1,271        0    7,408

<F1>
* Taxable equivalent yield based upon 34% Federal Income Tax rate.

LOAN PORTFOLIO
                                                         LOAN TYPE

                                           Real Estate  Real Estate  Installment    Lease
                               Commercial  Construction  Mortgage   and  Consumer  Financing   Total
Totals at year-end:

     1995                        54,372       5,618       29,332         2,873        136     92,331

     1994                        57,613       5,750       31,461         2,234          0     97,058

     1993                        67,087       8,995       32,099         2,852          0    111,033

     1992                        85,377      12,717       30,721         3,306          0    132,121

     1991                        81,120      12,682       23,751         4,275          0    121,828

Maturities at the end of 1995:

     1 year or less              43,330       5,245        2,679         2,065         33     53,352

     1 - 5 years                 10,333          24       23,984           801        103     35,245

     after 5 years                  709         349        2,669             7          0      3,734

Outstanding loans at the end
of 1995 which are due after
one year earn interest as follows:

     Fixed rate                   1,120           0        3,527           520        103      5,270

     Adjustable rate              9,922         373       23,126           288          0     33,709

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

                                            1995     1994     1993     1992     1991
     Non-accrual loans                     6,969    6,046    5,343    1,918    2,442

     Restructured loans (still accruing)   1,364    2,316    3,162        0        0

     Loans 90 days past due                   93       20      481      248    2,238

                                           8,426    8,382    8,986    2,166    4,680

     Other real estate owned                 181      268    1,050    2,091    4,987

     Total                                 8,607    8,650   10,036    4,257    9,667

<F1>
1)   Non-accrual loans are placed on non-accrual when a reasonable doubt exists as to the collectibility of interest or principal.  Gross interest income that would have been recorded for the year ended December 31, 1995, if non-accrual loans had been current and in accordance with their original terms, is approximately $819.  Interest actually recognized for those loans was $589.  Non-accrual loans totaling $5,561 in 1995,
     $1,144 in 1994, $1,196 in 1993, $521 in 1992 and $326 in 1991 were also classified as restructured loans.

SUMMARY OF LOAN LOSS EXPERIENCE

                                      1995     1994     1993     1992     1991
Allowance for loan losses
  (as of Jan. 1)                     2,148    2,522    2,111    2,011    1,499

Losses charged-off

  Commerical                           619    2,211    2,277    1,294      722
  Real estate construction               0        0       20      120        0
  Real estate mortgage                   0        0      264      101       56
  Installment                           36      151      155       60       70
  Lease financing                        0        0        0        0        0

Total loans charged-off                655    2,362    2,716    1,575      848

Recoveries of losses previously charged-off

  Commerical                           276      121      144      299       81
  Real estate construction               0        0        0        0        0
  Real estate mortgage                   0       10        4       50        0
  Installment                           33        7       29        6        9
  Lease financing                        0        0        0        0        0

Total recoveries                       309      138      177      355       90

Net loans charged-off                  346    2,224    2,539    1,220      758

Additions charged to
  operating expense                    200    1,850    2,950    1,320    1,270

Allowance for loan losses
  (as of Dec. 31)                    2,002    2,148    2,522    2,111    2,011


  Average loans outstanding         92,376  103,897  121,758  124,945  123,490

  Ratio of net charge-offs to average
    loans outstanding                0.37%    2.14%    2.09%    0.98%    0.61%

ALLOWANCE FOR LOAN LOSSES BY CATEGORY


                                1995               1994              1993               1992                1991

                                   Percent            Percent           Percent            Percent             Percent
                                   of loans          of loans           of loans           of loans            of loans
                                   in each           in each            in each            in each             in each
                                   category          category           category           category            category
                                   to total          to total           to total           to total            to total
                           Amount   loans     Amount   loans     Amount   loans     Amount   loans     Amount   loans
Commerical                    933    57.6%     1,635    59.4%     1,862    60.4%     1,304    64.5%     1,417    66.6%

Real estate construction       25     6.1%        49     5.9%        57     8.1%       101     9.6%        96    10.4%

Real estate mortgage          293    33.1%        80    32.4%       206    28.9%       222    23.4%       196    19.5%

Installment                    12     3.1%        62     2.3%        93     2.6%        25     2.5%        30     3.5%

Lease financing                 1     0.1%         0     0.0%         0     0.0%         0     0.0%         0     0.0%

Unallocated                   738     NA         322     NA         304     NA         459     NA         272     NA

      Total                 2,002   100.0%     2,148   100.0%     2,522   100.0%     2,111 1  00.0%     2,011   100.0%

<F1>
1)  Beginning in 1993, the Bank evaluates the adequacy of its allowance for loan losses using a "migration analysis" of net charge-offs to classified loans.  Certain loans are segregated by management and reserved specifically based on potential loss exposure.  The remainder of the loans in the portfolio are segregated  into significant pools.
    Potential loss exposure is determined by creating a loss experience percentage for loans with similar characteristics and quality.  These percentages are applied to the Bank's current portfolio to  estimate the amount of future losses.  The Bank also makes a provision for undrawn commitments and letters of credit.  This quantitative analysis is supplemented with a provision based on qualitative factors including but not limited to trends in volume and severity of past due and classified loans and trends in the volume of nonaccural loans troubled debt-
    restructurings and other loan modifications, trends in the nature and volume of the portfolio,  experience ability and depth of lending management and staff, trends in lending policies and procedures including underwriting standards and collection charge-off and recovery practices, national and local economic and business conditions and developments including the condition of various market segments, existence and effect of any concentrations of credit and changes in the level of such concentrations, quality of the institution's loan review system and the degree of oversight by the institution's board of directors, effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's current portfolio.
    The reserve balance represents the aggregate of these allocations.

    Prior to 1993, the Bank evaluated the adequacy of its allowance for loan losses  on an individual loan basis.  In determining the adequacy of the allowance, management evaluated each loan with regard to creditworthiness of the borrower, sources of repayment, general and industry specific economic conditions, and collateral.  The bank reserved non-classified loans on a percentage basis related to past loss experience.  Loans determined to be of higher than normal risk were assigned a higher reserve amount based upon possible loss exposure.  The reserve balance for the years 1990 - 1992 were the aggregate of those allocations.

DEPOSITS
                                                            1995                        1994                       1993
                                                     Average                     Average                    Average
                                                  Outstanding    Yield        Outstanding    Yield       Outstanding   Yield
Demand                                               42,244       0.00%          46,354       0.00%         44,265      0.00%
Interest-bearing demand                              14,166       1.52%          14,496       1.48%         14,280      1.47%
Savings                                              54,994       3.18%          56,677       2.63%         50,150      2.48%
Time deposits                                        18,542       5.19%          22,831       3.49%         45,391      3.73%

At December 31, 1995, time deposits in amounts of $100,000 or more had a maturity breakdown as follows (in thousands):

                                           Time                   All
                                       Certificates              Other
                                        of Deposit               Time
3 months or less                          6,167                   201
Over 3 through 6 months                   3,360                   200
Over 6 through 12 months                  2,498                     0
Over 12 months                                0                   322
                                         12,025                   723

RETURN ON EQUITY AND ASSETS


                                                  1995      1994       1993
Return on assets                                  0.13%    (0.09)%    (1.37)%
  (Net income divided by average total assets)


Return on equity                                  1.68%    (1.65)%   (22.56)%
  (Net income divided by average equity)


Equity to assets                                  7.69%     5.41%      6.09%
  (Average equity divided by average total assets)


Dividend payout ratio                             0.00%     0.00%      0.00%
  (Dividends per share divided by net income per share)


SHORT-TERM BORROWINGS

                                                  1995      1994       1993

Securities sold under repurchase agreements and federal funds sold

  a)  Outstanding at end of period              12,934    12,285      9,273
  b)  Average interest rate, end of period       2.66%     2.78%      2.16%
  c)  Maximum outstanding during period         14,333    18,614     12,393
  d)  Approximate average amount
      outstanding during period                  9,668    14,603      7,762
  e)  Weighted average interest rate             2.64%     2.51%      2.38%


Short-term debt

  a)  Outstanding at end of period                   0     2,544      2,384
  b)  Average interest rate, end of period       0.00%     9.19%      7.36%
  c)  Maximum outstanding during period          2,544     2,554      2,448
  d)  Approximate average amount
      outstanding during period                  1,777     2,456      2,393
  e)  Weighted average interest rate             9.96%     8.51%      7.27%


Item 2.        Properties.

       The Company owned no properties directly at December 31,

1995.  The Company's executive offices and the Bank's executive offices and banking facilities are located at 1420 Kettner

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

December 31, 1987.

     On March 3, 1987, the Joint Venture obtained long-term

financing from Home Fed Bank in the original amount of

$11,250,000 (the "Loan").  During 1993, Resolution Trust

Corporation, as successor to Home Fed, sold the Loan to an

investment group as a part of a package.

     In November 1994, the Loan was purchased by the two limited partnerships managed by WHR Management Corp. ("WHR") which

subsequently purchased some of the Company's stock (see

management discussion and analysis and notes to the consolidated financial statements).  In January 1995, the Joint Venture and

WHR entered into a modification agreement which, inter alia,

allowed for prepayment of the Loan at a discount.  On November

30, 1995 the Loan was paid off at a discount from face value of

$1,579,000 resulting in a net gain, after expenses and taxes, of

$1,457,000.  Because the Loan was held by a related party, the gain has been credited directly to shareholders' equity.

     The Bank Building was refinanced with a new loan from PKH

Kettner Investors, LLC ("PKH") in the initial principal of $8 million, collateralized by a first deed of trust.  The loan is payable in monthly installments of $76,145 which include interest at 9.8% per annum and is all due and payable December 1, 2005.

As additional consideration for the loan, the Company issued to

PKH a warrant to purchase 150,000 shares of the Company's common stock at a price of $5.44 per share (the average of the bid and ask prices on the day prior to the closing of the loan) until

November 30, 1999.  A member of PKH, Mr. Sol Price, is a

principal shareholder of Price Enterprises, Inc.  Murray L.

Galinson, President, Chief Executive Officer and a Director of

the Company and Vice Chairman, Chief Executive Officer and a

Director of the Bank, serves as a Director of Price Enterprises,

Inc.

     On January 4, 1988, the Joint Venture obtained a $2

million loan from PVCC, Inc.  ("PVCC") a corporation controlled by Charles I. Feurzeig, Chairman of the Board of the Company.

The proceeds of the loan were used to retire existing debt of the

Joint Venture and to provide reserves for tenant improvements and negative cash flows.  The loan was fully paid November 29, 1995.

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

$2.30 per square foot per month, subject to annual upward cost-of-

living adjustments limited to an increase of 5% of the base rent for each year and 15% of the base rent for each five year period.

The base rent includes all taxes, utilities, insurance,

maintenance and operational common area expenses (the "pass-

through expenses").  If the pass-through expenses exceed in any year the sum of $5.00 per square foot, the Bank pays such excess.

The lease also provides for a right of first refusal in favor of the Bank on not less than one full leasable floor (approximately

17,000 square feet) as the same shall become available for lease within the Bank Building.

     The seventh floor lease term is five years and seven months commencing September 1990, with an option to renew for two

consecutive five year terms.  The base rate is currently $2.00 per square foot per month, subject to annual upward cost-of-

living adjustments and pass-through expense similar to the Bank lease.

     The Bank is also renting additional space in the building on a month-to-month basis.  The Company and the Bank believe the space at 1420 Kettner Boulevard (including the right of first refusal space) will be adequate for their needs for the

foreseeable future.

     The Bank has leased property for its South Bay office at 398

H Street, Chula Vista, California.  The lease term is seven years from November 1, 1995 with three options to extend of seven years each.  Monthly rental is $6,900 for the first year and escalates

4% each year thereafter.  The Bank is responsible for all

operating expenses except for major repairs.

     At December 31, 1995, the Bank Building was approximately

98% leased, although concessions to some tenants who are not utilizing all of their leased premises would reduce the effective occupancy to approximately 93%.

Item 3.        Legal Proceedings.

       In January 1993, the Bank was named as a defendant in an

adversary proceeding filed by Pioneer Liquidating Corporation

("PLC"), successor to six bankrupt Pioneer Mortgage Company

entities (collectively, "Pioneer") in the Bankruptcy Court for the Southern District of California.  Investors in Pioneer had

previously filed suit against the Bank, which litigation was settled in 1992.  The PLC case was settled with the final

settlement agreement approved by the Federal District Court for the Southern District of California on November 29, 1995.

     A preliminary agreement between the Bank and PLC

contemplated that the Bank would make payment to PLC on execution of the settlement agreement and assign to PLC certain charged-off loans, without recourse.  The preliminary agreement further

provided that after being given credit for the payment by the

Bank and the collections on the assigned charged-off loans,

payment of the remaining balance of the total settlement amount was to be guaranteed by Charles I. Feurzeig, Chairman of the

Board of the Company, and PVCC, Inc., a corporation controlled by

Mr. Feurzeig (collectively, the "Feurzeig Entities").  Such

guarantee was being given by the Feurzeig Entities for

consideration independent of Mr. Feurzeig's investment in the

Company.

     Subsequent negotiations led to the settlement agreement

approved by the Court whereby the Bank paid $600,000 to PLC and the Feurzeig Entities paid $1,050,000 to PLC upon execution of the settlement agreement and the Feurzeig Entities took the place of PLC with respect to assignment of the charged-off loans.  In consideration of the modification of the original list of charged-

off loans to eliminate certain loans which had been only

partially charged-off, the Bank agreed to assign additional newly charged-off loans (90 days after charge-off) to the Feurzeig

Entities, until the first to occur of:

       a) Five years after the date of the settlement agreement;

or

       b) Such time as the Feurzeig Entities have collected on

such loans $1,050,000 plus a return equal to the rate of 9.5% per year on the unpaid portion of such $1,050,000.

     Pursuant to the settlement agreement the Feurzeig Entities do not have recourse or a claim against the Bank should the

collections on the assigned charged-off loans amount to less than

$1,050,000.  Should collections exceed $1,050,000 plus the return referred to above, the Feurzeig Entities have agreed to pay to the Bank 50% of such excess collections.

Item 4.        Submission of Matters to a Vote of Security

Holders.

       No matter was submitted to a vote of security holders,

through solicitation of proxies or otherwise, during the fourth quarter of 1995.

                             PART II

Item 5.        Market for Registrant's Common Equity and Related

               Stockholder Matters.

       (a)     Market Information.  Since October 6, 1987, the

Company's Common Stock has been listed on the National

Association of Securities Dealers ("NASDAQ") National Market

System.  There is only a limited market for the Company's Common

Stock.

                             Stock Price Information

     Period                     1995        1994

     First Quarter
        Low                    $3.25      $  2.50
        High                    4.25         3.25

     Second Quarter
        Low                     3.625        2.50
        High                    4.25         3.25

     Third Quarter
        Low                     3.50         2.50
        High                    4.50         4.75

     Fourth Quarter
        Low                     4.50         3.00
        High                    6.25         4.75


     (b)  Holders.  As of March 4, 1996, the Company's

outstanding shares of Common Stock were held by approximately

1,000 shareholders of record (including those through

broker/nominees).

     (c)  Dividends.  There were no stock or cash dividends

declared in 1995 or 1994.

Item 6.             Selected Financial Data.

                    Consolidated Financial Highlights

                    Incorporated by reference - see inside front cover of the 1995 Annual Report to Shareholders.

Item 7.             Management's Discussion and Analysis of

Financial Condition and Results of Operations.

       Incorporated by reference - see pages 7 to 12 of the 1995

Annual Report to Shareholders.

Item 8.             Financial Statements and Supplementary Data.

                    Incorporated by reference - see pages 13 to 23 of the 1995

Annual Report to Shareholders.

Item 9.             Changes In and Disagreements with Accountants on

Accounting and Financial Disclosures.

                                 None.

                            PART III

The information required under PART III, Items 10, 11, 12 and 13,

has been omitted from this Report because the Company intends to file with the Securities and Exchange Commission, not later than

120 days after the close of its fiscal year, a definitive proxy statement prepared pursuant to Regulation 14A, which will contain such information and which information is hereby incorporated by reference.

                             PART IV

Item 14   Exhibits, Financial Statement Schedules, and

Reports on Form 8-K

       1. Financial statements                               Page*

          Consolidated Balance Sheets at December 31,
          1995 and 1994.                                       13

          Consolidated Statements of Operations for each of
          the three years in the period ended December
          31, 1995.                                            14

          Consolidated Statements of Shareholders' Equity
          for each of the three years in the period ended
          December 31, 1995.                                   15

          Consolidated Statements of Cash Flows for each of
          the three years in the period ended December 31,
          1995.                                                16

          Notes to Consolidated Financial Statements.         17-23

          Report of Independent Accountants.                   24

          *Refers to respective page numbers of Annual
          Report to Shareholders for the year ended December 31, 1995 which is incorporated by reference.

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

     3. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K).

    (a)  3  (a)     Restated Articles of Incorporation of the Company and
                    amendment -incorporated by reference from 1988
                    Form 10-K.

            (b) Bylaws of the Company as amended through May 18, 1988 - incorporated by reference from 1988 Form 10-K.

    10.     (a)(1)  Company's 1984 Stock Option Plan, as amended -
                    incorporated by reference from 1992 Form 10-K.

               (2) The Company's 1994 Stock Option Plan - incorporated by reference from 1995 Form 10-K.

            (b)     Employment contracts of certain executive officers.

            (c) Sample indemnification agreements with directors and officers - incorporated by reference from 1988
                    Form 10-K.

    13.     Annual Report to Shareholders.

    22.     Subsidiaries of the Registrant.

    23.     (a).    Consent of Independent Accountants.

            (b)     Reports on Form 8-K

                    A report on Form 8-K was filed on December 5, 1995 reporting settlement of litigation against the Bank.

            (c) Exhibits required by Item 601 of Regulation S-K and not incorporated by reference are attached.

            (d)     Not applicable.

    27. Financial Data Schedule (submitted only in electronic format and omitted from paper copies pursuant to Paragraph (c)(v) of Regulation S-K (17 CFR 220.601(c)(v)) and Note 2 to Paragraph (c)(1)(vi) of Regulation S-K
            (17 CFR 229.601(c)(1)(vi))).

                           SIGNATURES

     Pursuant to the Requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SDNB FINANCIAL CORP.

Dated:  March 27, 1996          By:  /s/Murray L. Galinson
                                     Murray L. Galinson
                                     President and Chief Executive Officer


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


     Signatures               Title               Date


                              Chairman of the Board    March   , 1996
CHARLES I. FEURZEIG           and Director


/s/Murray L. Galinson         President, Chief         March 27, 1996
MURRAY L. GALINSON            Executive Officer and
                              Director

/s/ Douglas E. Barnhart       Director                 March 27, 1996
DOUGLAS E. BARNHART


/s/Margaret Costanza          Director                 March 27, 1996
MARGARET COSTANZA


/s/Karla J. Hertzog           Director                 March 27, 1996
KARLA J. HERTZOG


/s/Robert B. Horsman          Director                 March 27, 1996
ROBERT B. HORSMAN


/s/Mark P. Mandell            Director                 March 27, 1996
MARK P. MANDELL


/s/ Patricia L. Roscoe        Director                 March 27, 1996
PATRICIA L. ROSCOE


/s/Julius H. Zolezzi          Director                 March 27, 1996
JULIUS H. ZOLEZZI


/s/Howard W. Brotman          Director, Senior Vice    March 27, 1996
HOWARD W. BROTMAN             President, Secretary and
                              Chief Financial Officer

                         INDEX OF EXHIBITS


Exhibit Number

      10 (b)     Employment contracts of certain executive officers.

      13         Annual Report to Shareholders.

      22         Subsidiaries of Registrant.

      23 (a)     Consent of Independent Accountants.

      27 Financial Data Schedule (submitted only in electronic format and omitted from paper copies pursuant to Paragraph (c)(v) of Regulation S-K (17 CFR 220.601(c)(v)) and Note 2 to Paragraph (c)(1)(vi) of Regulation S-K
                 (17 CFR 229.601(c)(1)(vi))).