Form 10-Q
period 1996-03-31
SDNB FINANCIAL CORP
filed 1996-05-09
CIK 702147

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996


                                      or


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


The number of shares of Common Stock outstanding as of the close of business on April 30, 1996: 3,073,260

                            SDNB FINANCIAL CORP.


INDEX

PART I                                                  FINANCIAL INFORMATION

                                                                         Page
Item 1.     Financial Statements

            Consolidated Balance Sheet (unaudited)                          1
            March 31, 1996 and December 31, 1995

            Consolidated Statements of Operations (unaudited)               2
            Three months ended March 31, 1996
            Three months ended March 31, 1995

            Consolidated Statements of Cash Flows (unaudited)               3
            Three months ended March 31, 1996
            Three months ended March 31, 1995

            Notes to Consolidated Financial Statements (unaudited)          4
            March 31, 1996

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          5-12

PART II                                                     OTHER INFORMATION

Item 1.     Legal Proceedings                                              13

Item 2.     Changes in Securities                                          13

Item 3.     Defaults upon Senior Securities                                13

Item 4.     Submission of Matters to a Vote of Security Holders            13

Item 5.     Other Information                                              13

Item 6.     Exhibits and Reports on Form 8-K                               13

                         PART I   FINANCIAL INFORMATION
                          Item 1.  Financial Statements

                     SDNB Financial Corp. and Subsidiaries
                    Consolidated Balance Sheets (unaudited)

                                                        (In thousands)
                                                   March 31,     December 31,
Assets                                               1996            1995
Cash and due from banks                            $ 11,404        $ 13,440
Interest bearing deposits in other banks              1,788           2,780
Investment securities held-to-maturity                5,897           7,408
Investment securities available-for-sale             29,286          27,033
Federal funds sold                                   17,200          24,700
Loans                                                92,641          92,331
Less allowance for loan losses                        1,650           2,002
     Net loans                                       90,991          90,329
Premises and equipment, net                          10,929          10,975
Other real estate owned                                 419             181
Accrued interest receivable and other assets          1,548           1,726
Total assets                                       $169,462        $178,572

Liabilities and Shareholders' Equity
Liabilities:
  Deposits
     Non-interest bearing                          $ 46,182        $ 49,505
     Interest bearing                                94,056          90,904
     Total deposits                                 140,238         140,409
  Securities sold under agreement to repurchase       4,050          12,934
  Accrued interest payable and other liabilities        579             554
  Notes payable                                       7,956           7,989
     Total liabilities                              152,823         161,886

Shareholders' equity:
  Common stock                                       20,289          20,314
  Accumulated Deficit                                 3,485           3,587
  Net unrealized holding losses on
     available-for-sale securities                     (165)            (41)
  Total shareholders' equity                         16,639          16,686
Total liabilities and shareholders' equity         $169,462        $178,572


The accompanying notes are an integral part of the consolidated financial statements.

                      SDNB Financial Corp. and Subsidiaries
                Consolidated Statements of Operations (unaudited)


                                      (In thousands, except amounts per share)
                                              Three months ended March 31,
                                                 1996              1995
Interest income:
  Interest and fees on loans                  $ 2,276           $ 2,581
  Interest on federal funds sold                  304               200
  Interest on investments                         484               387
    Total interest income                       3,064             3,168

Interest expense:
  Interest on deposits                            814               645
  Interest on repurchase agreements                50                76
  Interest on notes payable                         0                15
    Total interest expense                        864               736

    Net interest income                         2,200             2,432

Provision for loan losses                        (100)              300

      Net interest income after provision
      for loan losses                           2,300             2,132

Other operating income:
  Security gains, net                               0                11
  Building income                                 224               261
  Other non-interest income                       269               185
    Total other operating income                  493               457

Other operating expenses:
  Salaries and employee benefits                1,167             1,020
  Occupancy                                       156               110
  Professional fees                               100               122
  Building operating expenses                     516               596
  Other non-interest expenses                     748               676
    Total other operating expenses              2,687             2,524

    Income before income tax                      106                65

Income tax                                          4                 3

Net income                                    $   102            $   62

    Net income per share                      $  0.03           $  0.04


The accompanying notes are an integral part of the consolidated financial statements.

                     SDNB Financial Corp. and Subsidiaries
                Consolidated Statements of Cash Flows (unaudited)

                                                          (In thousands)
                                                  Three months ended March 31,
                                                         1996           1995
OPERATING ACTIVITIES:
Net income                                            $   102         $   62
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
  Provision for loan losses                              (100)           300
  Provision for depreciation and amortization             312            320
  Amortization of investment security discounts          (176)            (5)
  Other expense not utilizing cash                         19             34
  Unearned loan fees                                       22             88
  Taxes refundable                                        (11)            (5)
  Interest receivable and other assets                   (186)          (668)
  Interest payable and other liabilities                  282           (146)
    Total adjustments                                     162            (82)
    Net cash provided (used) by operating activities      264            (20)
INVESTING ACTIVITIES:
  Proceeds from maturities of
    held-to-maturity securities                         2,000          1,494
  Proceeds from called held-to-maturity securities          0            395
  Proceeds from maturities of
    available-for-sale securities                      14,875              0
  Purchases of held-to-maturity securities               (500)             0
  Purchases of available-for-sale securities          (17,070)          (600)
  Net change in gross loans                            (1,654)         3,070
  Proceeds from OREO properties                           851              0
  Purchases of premises and equipment                    (181)           (29)
    Net cash provided (used) by investing activities   (1,679)         4,330
FINANCING ACTIVITIES:
  Net change in deposits                                 (171)        (9,064)
  Net change in short-term borrowings                  (8,884)         1,800
  Payments of long-term borrowings                        (33)             0
  Proceeds from issuance of common stock                    0          2,215
  Payments for costs associated with issuance
    of common stock                                       (25)          (150)
    Net cash used by financing activities              (9,113)        (5,199)
    Change in cash and cash equivalents               (10,528)          (889)
Cash and cash equivalents at beginning of period       40,920         37,317
     Cash and cash equivalents at end of period       $30,392        $36,428

For the purpose of the statement of cash flows, the Company considers cash
and cash equivalents to be as follows at March 31,       1996           1995

Cash and due from banks                               $11,404        $12,756
Interest-bearing deposits in other banks                1,788          2,072
Federal funds sold                                     17,200         21,600
  Totals                                              $30,392        $36,428

Supplemental cash flow information for the
  period ended March 31,                                 1996           1995
CASH PAID FOR:
  Interest                                               $864           $737
  Income Taxes                                             $0             $0
  Non-cash items: transfer of loans to OREO            $1,034           $553

The accompanying notes are an integral part of the consolidated financial statements.

                     SDNB Financial Corp. and Subsidiaries
              Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 1996

1. In the opinion of Management, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Earnings per share for the three and nine months ended March 31, 1996 and 1995 are based on 3,073,260 and 1,561,036 weighted average shares outstanding, respectively.

3. At March 31, 1996, approximately $3.7 million in securities were pledged to secure deposits.

                              SDNB FINANCIAL CORP.
                                   Form 10-Q

                     PART I - FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    OVERVIEW

For the past several years SDNB Financial Corp. (the "Company") and San Diego National Bank (the "Bank") have been adversely effected by a number of factors emanating primarily from the condition of the economy in San Diego. The first quarter of 1996 saw a cessation of the impact of most of those factors.

Loan loss provisions have been exceptionally high over the last several years but a substantial reduction in the amount of classified loans has allowed for the recovery of a portion of the previously committed loan loss provisions during the quarter ended March 31, 1996.

The level of OREO property peaked in 1991 and has been generally declining since that time, therefore reducing losses and expenses in connection therewith.

Additionally, the Company has incurred substantial expense in connection with legal fees and the provision for additional costs from the Pioneer Mortgage litigation which was settled late in 1995.

The Bank has also suffered from a reduction in the level of the loan portfolio resulting from continuing low loan demand; however, the level of the loan portfolio has stabilized between December 31, 1995 and March 31, 1996.

Discussion of the individual segments of the Company's operations is contained in subsequent sections of this report.

                     LIQUIDITY AND ASSETS/LIABILITY MANAGEMENT

By the nature of its commercial/wholesale focus, the Bank has moderate interest-rate risk exposure in a declining-rate environment. This phenomenon can be seen in the "Static Gap Summary" (Table 1). At March 31, 1996, approximately 69% of the Bank's earning assets adjust immediately to changes in interest rates. Within three months, this increases to 78% of earning assets. Consequently, the Bank utilizes deposit liabilities that also adjust relatively quickly. Within the same three-month period, approximately 91% of the Bank's interest-bearing liabilities (mostly deposits) adjust to current rates.

The Bank's cumulative gap position at the three month repricing interval has decreased approximately $11.7 million, or 33 percent, from $35.8 million at December 31, 1995 to $24.1 million at March 31, 1996. This change is attributable primarily to decreases of $13.4 million in securities and $7.5 million in Federal funds sold offset by $8.9 decrease in securities sold under agreements to repurchase.

During February 1995, the Bank entered into an interest rate swap to hedge against the effects on income of falling interest rates. If the prime interest rate falls below eight percent during the life of the contract, the Bank will receive payments amounting to the difference between the then existing prime rate and eight percent on the contract amount of $20 million. These payments continue while the prime interest rate stays below eight percent or until expiration of the contract, February 3, 1998. This contract helps to stabilize the Bank's net interest spread which, absent any hedge, decreases during periods of rapidly falling interest rates. To date, there have been no payments received under this contract.

The Bank's liquidity needs are projected by comparing anticipated funding needs against current resources and anticipated deposit growth. Any current surplus of funds is invested to maximize income while maintaining safety and providing for future liquidity.

During the three months ended March 31, 1996, cash and cash equivalents decreased $10.5 million. Approximately $1.7 million cash was used by investing activities. The two major components were net purchases of $700,000 of securities ($17.6 million of purchases offset by maturities of $16.9 million) and increase in gross loans of $1.7 million. Financing activities used $9.1 million, almost entirely from the decrease in repurchase agreements of $8.9 million during the period.

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

                            CAPITAL RESOURCES

The Comptroller of the Currency ("Comptroller") has established a framework for supervisory requirements of national banks based upon capital ratios. Based upon this framework, a bank's capitalization is defined as well as capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically capitalized. Under the Comptroller's framework, a bank is well capitalized if its ratios are greater than or equal to 6% and 10% for tier 1 capital and risk weighted capital, respectively.

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

As reflected in the following table, the capital and leverage ratios of the Company as of March 31, 1996 and December 31, 1995 exceeded the fully phased-in regulatory risk-based capital adequacy guidelines and the leverage standard. As also reflected, at both dates the Bank exceeded the capital and leverage ratios for a "well capitalized" institution.


                         Capital Components and Ratios
                             (dollars in thousands)

                                       March 31, 1996        December 31, 1995
                                    Company       Bank       Company      Bank
Capital Components
          Tier 1 Capital            $16,804    $13,896      $16,726    $13,656
          Total Capital              18,267     15,208       18,218     15,017

Risk-weighted assets
and off-balance sheet
instruments                         116,870    106,260      117,967    107,310

Regulatory Capital
Tier 1 risk-based:
          Actual                     14.38%     13.06%       14.18%     12.73%
          Required                    4.00       6.00         4.00       6.00
          Excess                     10.38%      7.06%       10.18%      6.73%

Total risk-based:
          Actual                     15.63%     14.31%       15.43%     13.98%
          Required                    8.00      10.00         8.00      10.00
          Excess                      7.63%      4.31%        7.43%      3.98%

Leverage:
          Actual                      9.72%      8.56%        9.37%      8.43%
          Required                    5.00       5.00         5.00       5.00
          Excess                      4.72%      3.56%        4.37%      3.43%


Funds available for the payment of dividends by the Company would be obtained from the Bank. There are legal limitations on the ability of the Bank to provide funds for the Company. Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the Comptroller of the Currency, exceed its net income, as defined, for that year combined with its retained net income for the preceding two years. At March 31, 1996, the Bank had available for dividends to the Company approximately $1,590,000 without approval of the Comptroller. Federal banking law also restricts the Bank from extending credit to the Company in excess of 10% of capital stock and surplus, as defined, of the Bank. Any such extensions of credit are subject to strict collateral requirements.

The Company and the Federal Reserve Bank of San Francisco ("Reserve Bank") entered into an agreement on November 20, 1992, pursuant to which the Company must obtain the approval of the Reserve Bank prior to the declaration of any cash dividends.

                            INVESTMENT SECURITIES

During the first quarter of 1996, the gross unrealized losses in the available-for-sale category increased from $41,000 to $165,000 and in the held-to-maturity category increased from $75,000 to $95,000. Management continues to believe that there is sufficient liquidity and available sources of liquidity to allow all such securities (which are fully guaranteed by United States Government instrumentalities as to principal) to mature and thus avoid realization of any material amount of the presently unrealized losses.

                    NET INTEREST INCOME/NET INTEREST MARGIN

The following is a comparison of the net interest spread between the first three months of 1996 and the same period of 1995.


                                             1996          1995
Yield on average earning assets
 (taxable equivalent)                       8.16%         9.44%
Cost of funds                               2.30%         2.18%
Net interest spread                         5.86%         7.26%


In addition to interest rates, changes in the volumes of assets and liabilities also affect net interest income. The volume/rate variance analysis (Table 2) shows the change in net interest income that is attributable to changes in volume versus changes in rates. As reflected in Table 2, the comparison of net interest income between the first quarter of 1996 and the similar quarter of 1995 was impacted by the significant decrease in the prime interest rate (8.33% average in 1996 vs. 8.83% average in 1995) coupled with a shift in an increased proportion of lower earning investments as opposed to higher earning loans.

               LOANS AND ALLOWANCE AND PROVISION FOR LOAN LOSSES


A summary of the activity in the allowance for loan loss is as follows:

                                                         (In thousands)
                                                  Three months ended March 31,
                                                      1996              1995
Balance at beginning of period                      $2,002            $2,148
Provision charged (credited) to operating expenses    (100)              300
Loans charged off                                     (263)             (257)
Recoveries                                              11                62
Balance at end of period                            $1,650            $2,253

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

     The volatility of "non-performing" loans is illustrated in the following chart:

ASSETS REPORTED AS NONPERFORMING

                                            (In thousands)
                                 At                At                 At
                           March 31, 1996   December 31, 1995   March 31, 1995
CURRENT AND NONCURRENT
Non-accrual loans             $4,580              $6,969           $3,523
Restructured loans
  (still accruing)             2,116               1,364            2,311
Loans 90 days past due            71                  93                1
                               6,767               8,426            5,835
Other real estate owned          419                 181              816
     Total                    $7,186              $8,607           $6,651

NONCURRENT

Non-accrual loans             $2,110              $3,160           $1,223
Restructured loans
  (still accruing)                 0                   0                0
Loans 90 days past due            71                  93                1
                               2,181               3,253            1,224
Other real estate owned          419                 181              816
     Total                    $2,600              $3,434           $2,040

Loans reported as
nonperforming but which are
current, as a percentage of
total loans reported as
nonperforming                    64%                 61%              79%


                            OTHER OPERATING INCOME

Other non-interest income in 1996 includes a gain of $55,000 from sale of an OREO property.

                           OTHER OPERATING EXPENSES

Salaries and employee benefits and occupancy expense increased between 1995 and 1996 primarily because of the opening of the Bank's South Bay office and International Department late in 1995.

                               SUBSIDIARY DATA

San Diego National Bank

The Bank earned $220,000 in the first quarter of 1996 compared to $246,000 for the same quarter of 1995. Return on average assets (ROA) was 0.54% and 0.66% respectively. Return on average equity (ROE) was 6.47% and 8.20%, respectively. The reasons for the change in Bank earnings have been enumerated on the preceding pages.

San Diego National Bank Building Joint Venture

The JV recorded pre-consolidation gross building revenues of $502,000 and $500,000 in the first quarter of 1996 and 1995, respectively, resulting in pre-consolidation, pretax losses of $148,000 and $147,000, respectively. Depreciation and amortization expenses were $140,000 and $143,000 in 1996 and 1995, respectively.

                                                                                           Table 1

                                          San Diego National Bank
                                             Static Gap Summary
                                               March 31, 1996
                                               (In thousands)

                                     Immediately                                       Non-rate
                                     Adjustable     1 Day         3          6         Sensitive
                                      Or 1 Day    Through      Through    Through      And Over
                                      Maturity    3 Months    6 Months    12 Months    12 Months     Total
Loans (net)                            83,516       2,508         953        2,069        3,595     92,641
Investment securities                       -       9,216      13,256        4,839        7,395     34,706
Certificates of deposit in
  other banks                               -         892         498            -            -      1,390
Federal funds sold                     17,200           -           -            -            -     17,200

  Total interest earning assets       100,716      12,616      14,707        6,908       10,990    145,937

  Non-interest earning assets               -           -           -            -       12,730     12,730

Total assets                          100,716      12,616      14,707        6,908       23,720    158,667


Deposits:
  Savings, NOW accounts and
        money markets                  67,975           -           -            -            -     67,975
  Time deposits                             -      17,216       3,956        4,728          335     26,235

Total deposits                         67,975      17,216       3,956        4,728          335     94,210

Securities sold under
  agreement to repurchase               4,050           -           -            -            -      4,050

  Total interest bearing liabilities   72,025      17,216       3,956        4,728          335     98,260

  Non-interest bearing liabilities          -           -           -            -       46,696     46,696
  Shareholders' equity                      -           -           -            -       13,711     13,711

Total liabilities and
  shareholders' equity                 72,025      17,216       3,956        4,728       60,742    158,667

Interest rate sensitivity gap          28,691      (4,600)     10,751        2,180      (37,022)

Cumulative interest rate
  sensitivity gap                      28,691      24,091      34,842       37,022            -


                                                                   Table 2
                             SDNB Financial Corp.
                        Volume/Rate Variance Analysis
                Three months ended March 31, 1996 and 1995

                                                   (In thousands)
                                               1996 compared to 1995
                                            Volume       Rate      Total
Increase(decrease) in interest on earning assets:

Commercial loans                            $  (61)   $  (108)   $  (169)
Real estate loans                              (47)      (114)      (161)
Installment loans                               27         (1)        26
Ready Money                                     (1)         0         (1)
    Total loans                                (82)      (223)      (305)

U.S. Treasury securities                       152          6        158
Securities of government agencies              (57)         1        (56)
State and political obligations                (21)       (21)       (42)
Other securities                                 7         (3)         4
    Total investment securities                 81        (17)        64

Interest-bearing deposits in other banks        18          0         18
Federal funds sold                             123        (19)       104

    Total interest income change               140       (259)      (119)

Increase(decrease) in interest paid on liabilities:

Savings accounts                                (7)         1         (6)
NOW accounts                                    (6)        (9)       (15)
Super NOW accounts                               2         (3)        (1)
Money market accounts                          (25)       (21)       (46)
Executive money market accounts                 89          9         98
    Total savings deposits                      53        (23)        30

Time deposits under $100,000                    59         11         70
Time deposits of $100,000 or above              34         33         67
    Total time deposits                         93         44        137

Federal funds purchased and securities sold
    under agreement to repurchase              (23)        (2)       (25)

Short-term debt                                (31)       (31)       (62)

Long-term debt                                 (47)        44         (3)

    Total interest expense change               45         32         77

    Net change in net interest income         $ 95     $ (291)    $ (196)


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


ITEM 1     Legal Proceedings
           None

ITEM 2     Changes in Securities
           None

ITEM 3     Defaults Upon Senior Securities
           None

ITEM 4     Submission of Matters to a Vote of Security Holders
           None

ITEM 5     Other Information
           None

ITEM 6     Exhibits and Reports on Form 8-K
           A. Exhibits (listed by number corresponding to the Exhibit Table of Item 601 of Regulation SK)

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


Dated:  May 9, 1996                      SDNB FINANCIAL CORP.
                                         By: /s/ Howard W. Brotman
                                         Howard W. Brotman,
                                         duly authorized officer
                                         and Chief Financial Officer