Form 10-Q
period 1996-06-30
SDNB FINANCIAL CORP
filed 1996-08-12
CIK 702147

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996

                               or

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


The number of shares of Common Stock outstanding as of the close of business on July 31, 1996:  3,076,737

                      SDNB FINANCIAL CORP.

                              INDEX

PART I                                    FINANCIAL INFORMATION

                                                             Page
Item 1.  Financial Statements

         Consolidated Balance Sheet (unaudited)                 1
         June 30, 1996 and December 31, 1995

         Consolidated Statements of Operations (unaudited)      2
         Three and six months ended June 30, 1996
         Three and six months ended June 30, 1995

         Consolidated Statements of Cash Flows (unaudited)      3
         Three and six months ended June 30, 1996
         Three and six months ended June 30, 1995

         Notes to Consolidated Financial Statements (unaudited) 4
         June 30, 1996

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 5-12

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings                                     13

Item 2.  Changes in Securities                                 13

Item 3.  Defaults upon Senior Securities                       13

Item 4.  Submission of Matters to a Vote of Security Holders   13

Item 5.  Other Information                                     14

Item 6.  Exhibits and Reports on Form 8-K                      14

                       PART I   FINANCIAL INFORMATION
                       Item 1.  Financial Statements

                    SDNB Financial Corp. and Subsidiaries
                    Consolidated Balance Sheets (unaudited)

                                                       (In thousands)
                                                  June 30,      December 31,
Assets                                             1996             1995

Cash and due from banks                          $ 11,486         $ 13,440
Interest bearing deposits in other banks            3,322            2,780
Investment securities held-to-maturity              5,887            7,408
Investment securities available-for-sale           28,957           27,033
Federal funds sold                                 30,115           24,700

Loans                                             100,772           92,331
Less allowance for loan losses                      1,519            2,002

    Net loans                                      99,253           90,329

Premises and equipment, net                        10,808           10,975
Other real estate owned                               379              181
Accrued interest receivable and other assets        1,590            1,726

Total assets                                     $191,797         $178,572



Liabilities and Shareholders' Equity

Liabilities:

  Deposits:
    Non-interest bearing                         $ 48,399         $ 49,505
    Interest bearing                              112,395           90,904

    Total deposits                                160,794          140,409

  Securities sold under agreement to repurchase     5,970           12,934
  Accrued interest payable and other liabilities      377              554
  Notes payable                                     7,922            7,989

      Total liabilities                           175,063          161,886

Shareholders' equity:

  Common stock                                     20,301           20,314
  Accumulated deficit                              (3,376)          (3,587)
  Net unrealized holding losses on
    available-for-sale securities                    (191)             (41)

      Total shareholders' equity                   16,734           16,686

Total liabilities and shareholders' equity       $191,797         $178,572


The accompanying notes are an integral part of the consolidated financial statements.

                    SDNB Financial Corp. and Subsidiaries
              Consolidated Statements of Operations (unaudited)


                                      (In thousands, except amounts per share)

                                     3 months   3 months   6 months   6 months
                                       ended      ended      ended      ended
                                      6/30/96    6/30/95    6/30/96    6/30/95


Interest income:
  Interest and fees on loans          $ 2,414    $ 2,562    $ 4,690    $ 5,143
  Interest on federal funds sold          285        173        589        373
  Interest on investments                 495        418        979        805
    Total interest income               3,194      3,153      6,258      6,321

Interest expense:
  Interest on deposits                    869        716      1,683      1,361
  Interest on repurchase agreements        36         65         86        141
  Interest on notes payable                 0          9          0         24
    Total interest expense                905        790      1,769      1,526

    Net interest income                 2,289      2,363      4,489      4,795

Provision for loan losses                   0        150       (100)       450


      Net interest income after
      provision for loan losses         2,289      2,213      4,589      4,345

Other operating income:
  Security gains, net                       0          0          0         11
  Building income                         211        201        435        464
  Other non-interest income               227        201        496        386
    Total other operating income          438        402        931        861

Other operating expenses:
  Salaries and employee benefits        1,116        925      2,283      1,945
  Occupancy                               139        125        295        237
  Professional fees                       129        210        229        332
  Building operating expenses             539        623      1,055      1,219
  Other non-interest expenses             691        667      1,439      1,343
    Total other operating expenses      2,614      2,550      5,301      5,076


      Income before income tax            113         65        219        130

Income tax                                  4          3          8          6



      Net income                      $   109     $   62    $   211    $   124


      Net income per share            $  0.04    $  0.03    $  0.07    $  0.07


The accompanying notes are an integral part of the consolidated financial statements.

                     SDNB Financial Corp. and Subsidiaries
               Consolidated Statements of Cash Flows (unaudited)

                                                           (In thousands)
                                                     Six months ended June 30,
                                                         1996           1995


OPERATING ACTIVITIES:
Net income                                            $   211        $   124
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
  Provision for loan losses                              (100)           450
  Provision for depreciation and amortization             631            639
  Amortization of investment security discounts          (369)           (50)
  Other expense not utilizing cash                         70             58
  Unearned loan fees                                       40             68
  Taxes refundable                                         (7)           (12)
  Interest receivable and other assets                   (157)          (677)
  Interest payable and other liabilities                 (143)          (153)
     Total adjustments                                    (35)           323
     Net cash provided by operating activities            176            447

INVESTING ACTIVITIES:
  Proceeds from maturities of
    held-to-maturity securities                         2,000          3,604
  Proceeds from called held-to-maturity securities          0            395
  Proceeds from maturities of
    securities available-for-sale                      16,375          3,494
  Proceeds from called available-for-sale securities    1,000              0
  Proceeds from sale of available-for-sale securities       0            530
  Purchases of held-to-maturity securities               (500)             0
  Purchases of available-for-sale securities          (19,070)        (6,548)
  Net change in gross loans                            (9,887)         2,587
  Proceeds from OREO properties                           851             43
  Proceeds from sale of premises and equipment             35             25
  Purchases of premises and equipment                    (318)          (144)
     Net cash provided (used) by investing activities  (9,514)         3,986

FINANCING ACTIVITIES:
  Net change in deposits                               20,385        (12,978)
  Net change in short-term borrowings                  (6,964)        (6,202)
  Payments of long-term borrowings                        (67)             0
  Proceeds from issuance of common stock                    0          2,215
  Proceeds from exercise of stock options                  12              0
  Payments for costs associated with issuance
    of common stock                                       (25)          (150)
     Net cash provided (used) by financing activities  13,341        (17,115)
     Change in cash and cash equivalents                4,003        (12,682)
Cash and cash equivalents at beginning of period       40,920         37,317
     Cash and cash equivalents at end of period       $44,923        $24,635


For the purpose of the statement of cash flows, the Company considers cash
and cash equivalents to be as follows at June 30,        1996           1995

Cash and due from banks                               $11,486        $13,464
Interest-bearing deposits in other banks                3,322          2,671
Federal funds sold                                     30,115          8,500
  Totals                                              $44,923        $24,635


Supplemental cash flow information for the
  period ended June 30,                                  1996           1995
CASH PAID FOR:
  Interest                                             $1,769         $1,988
  Income Taxes                                            $16             $0
  Non-cash items: transfer of loans to OREO            $1,034           $553

The accompanying notes are an integral part of the consolidated financial statements.

              SDNB Financial Corp. and Subsidiaries
     Notes to Consolidated Financial Statements (Unaudited)
                          June 30, 1996

1. In the opinion of Management, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the three and six months ended June 30, 1996 and 1995. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   Earnings per share for the three and six months ended June
     30, 1996 and 1995 are based on the following weighted average shares outstanding:

     Three months ended :
          June 30, 1996             3,074,461
          June 30, 1995             2,048,485

     Six months ended:
          June 30, 1996             3,073,860
          June 20, 1995             1,806,107

3. At June 30, 1996, approximately $25.3 million in securities were pledged to secure deposits and other liabilities.

                      SDNB FINANCIAL CORP.
                            Form 10-Q

           PART I - FINANCIAL INFORMATION (continued)

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

                            OVERVIEW

For the past several years SDNB Financial Corp. (the "Company") and San Diego National Bank (the "Bank") have been adversely effected by a number of factors emanating primarily from the condition of the economy in San Diego. The first half of 1996 saw a cessation of the impact of most of those factors.

Loan loss provisions have been exceptionally high over the last several years but a substantial reduction in the amount of classified loans has allowed for the recovery of a portion of the previously committed loan loss provisions during the quarter ended March 31, 1996 and no provision for the quarter ended June 30, 1996.

The level of OREO property peaked in 1991 and has been generally declining since that time, therefore reducing losses and expenses in connection therewith.

Additionally, the Company has incurred substantial expense in connection with legal fees and the provision for additional costs from the Pioneer Mortgage litigation which was settled late in 1995.

The Bank had also suffered from a reduction in the level of the loan portfolio resulting from continuing low loan demand;
however, the level of the loan portfolio has increased significantly between December 31, 1995 and June 30, 1996.

Discussion of the individual segments of the Company's operations is contained in subsequent sections of this report.

            LIQUIDITY AND ASSETS/LIABILITY MANAGEMENT

By the nature of its commercial/wholesale focus, the Bank has moderate interest-rate risk exposure in a declining-rate environment. This phenomenon can be seen in the "Static Gap Summary" (Table 1). At June 30, 1996, approximately 71% of the Bank's earning assets adjust immediately to changes in interest rates. Within three months, this increases to 86% of earning assets. Consequently, the Bank utilizes deposit liabilities that also adjust relatively quickly. Within the same three-month period, approximately 90% of the Bank's interest-bearing liabilities (mostly deposits) adjust to current rates.

The Bank's cumulative gap position at the three month repricing interval has increased approximately $1.9 million, or 5 percent, from $35.8 million at December 31, 1995 to $37.7 million at June 30, 1996. This change is attributable primarily to increases in net loans of $7.8 million, in certificates of deposit of $1.5 million and in federal funds purchased of $5.4 million. Offsetting these increases was a net increase in liabilities of $10.5 million (increase in deposits of $17.5 million less a decrease in securities sold under agreements to repurchase of $7 million) and a decrease in investment securities of $2.3 million. Approximately $10 million of the increased deposits at June 30, 1996 consisted of a temporary deposit by one customer which was withdrawn early in July.

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

During the six months ended June 30, 1996, cash and cash equivalents increased $4 million. Approximately $9.5 million cash was used by investing activities. The two major components were net purchases of $200,000 of securities ($19.5 million of purchases offset by maturities of $19.3 million) and increase in gross loans of $9.9 million. Financing activities provided $13.3 million, (increase in deposits of $20.4 million offset by a decrease in repurchase agreements of $7 million).

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

As reflected in the following table, the capital and leverage ratios of the Company as of June 30, 1996 and December 31, 1995 exceeded the fully phased-in regulatory risk-based capital adequacy guidelines and the leverage standard. As also reflected, at both dates the Bank exceeded the capital and leverage ratios for a "well capitalized" institution.


                          Capital Components and Ratios
                             (dollars in thousands)

                                  June  30, 1996       December  31, 1995
                                Company      Bank      Company      Bank
Capital Components
      Tier 1 Capital            $16,925   $14,132      $16,726   $13,656
      Total Capital              18,444    15,605       18,218    15,017

Risk-weighted assets
and off-balance sheet
instruments                     128,237   117,768      117,967   107,310

Regulatory Capital
Tier 1 risk-based:
      Actual                     13.20%    12.00%       14.18%    12.73%
      Required                    4.00      6.00         4.00      6.00
      Excess                      9.20%     6.00%       10.18%     6.73%

Total risk-based:
      Actual                     14.38%    13.25%       15.43%    13.98%
      Required                    8.00     10.00         8.00     10.00
      Excess                      6.38%     3.25%        7.43%     3.98%

Leverage:
      Actual                      9.59%     8.52%        9.37%     8.43%
      Required                    5.00      5.00         5.00      5.00
      Excess                      4.59%     3.52%        4.37%     3.43%

Funds available for the payment of dividends by the Company would be obtained from the Bank. There are legal limitations on the ability of the Bank to provide funds for the Company. Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the Comptroller of the Currency, exceed its net income, as defined, for that year combined with its retained net income for the preceding two years. At June 30, 1996, the Bank had available for dividends to the Company approximately $1,840,000 without approval of the Comptroller. Federal banking law also restricts the Bank from extending credit to the Company in excess of 10% of capital stock and surplus, as defined, of the Bank. Any such extensions of credit are subject to strict collateral requirements.

The Company and the Federal Reserve Bank of San Francisco
("Reserve Bank") entered into an agreement on November 20, 1992, pursuant to which the Company must obtain the approval of the Reserve Bank prior to the declaration of any cash dividends.

                      INVESTMENT SECURITIES

During the first half of 1996, the gross unrealized losses in the available-for-sale category increased from $41,000 to $191,000 and in the held-to-maturity category decreased from $75,000 to $60,000. Management continues to believe that there is sufficient liquidity and available sources of liquidity to allow all such securities (which are fully guaranteed by United States Government instrumentalities as to principal) to mature and thus avoid realization of any material amount of the presently unrealized losses.

             NET INTEREST INCOME/NET INTEREST MARGIN

The following is a comparison of the net interest spread between the first six months of 1996 and the same period of 1995.

                                  1996      1995
Yield on average earning assets
   (taxable equivalent)          8.24%     9.23%
Cost of funds                    2.33%     2.22%
Net interest spread              5.91%     7.01%

In addition to interest rates, changes in the volumes of assets and liabilities also affect net interest income. The volume/rate variance analysis (Table 2) shows the change in net interest income that is attributable to changes in volume versus changes in rates. As reflected in Table 2, the comparison of net interest income between the first six months of 1996 and the similar period of 1995 was impacted by the significant decrease in the prime interest rate (8.29% average in 1996 vs. 8.91% average in 1995) coupled with a shift in an increased proportion of lower earning investments as opposed to higher earning loans.

        LOANS AND ALLOWANCE AND PROVISION FOR LOAN LOSSES

A summary of the activity in the allowance for loan loss is as follows:
                                                       (In thousands)
                                                     Six months ended
                                                           June 30,
                                                       1996      1995
Balance at beginning of period                       $2,002    $2,148
Provision charged (credited) to operating expenses     (100)      450
Loans charged off                                      (400)     (327)
Recoveries                                               17       223
Balance at end of period                             $1,519    $2,494

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

     The volatility of "non-performing" loans is illustrated in the following chart:

ASSETS REPORTED AS NONPERFORMING
                                        (In thousands)
                               At                At                At
                          June 30, 1996   December 31, 1995   June 30, 1995
CURRENT AND NONCURRENT
Non-accrual loans             $4,209           $6,969             $2,246
Restructured loans
  (still accruing)             2,089            1,364              2,304
Loans 90 days past due           555               93                  6
                               6,853            8,426              4,556
Other real estate owned          379              181                772
   Total                     $ 7,232           $8,607             $5,328

NONCURRENT
Non-accrual loans             $2,082           $3,160               $641
Restructured loans
  (still accruing)                 0                0                  0
Loans 90 days past due           555               93                  6
                               2,637            3,253                647
Other real estate owned          379              181                772
   Total                      $3,016           $3,434             $1,419

Loans reported as
nonperforming but which are
current, as a percentage of
total loans reported as
nonperforming                     62%              61%                86%

                     OTHER OPERATING INCOME

Other non-interest income increased in 1996 when bank service charges increased as a result of lower earnings credit allowed on customer account balances.

                    OTHER OPERATING EXPENSES

Salaries and employee benefits and occupancy expense increased between 1995 and 1996 primarily because of the opening of the Bank's South Bay office and International Department late in
1995.

                         SUBSIDIARY DATA

San Diego National Bank

The Bank earned $256,000 and $476,000 for the three and six months ended June 30, 1996 respectively, compared to $304,000 and $551,000, respectively, for the same periods of 1995. The return on average assets (ROA) for the six month periods was .58% and
 .74%, respectively. The return on equity (ROE) for the six month periods was 6.89% and 9.13% respectively. The reasons for the change in Bank earnings have been enumerated on the preceding pages.

San Diego National Bank Building Joint Venture

                           3 months ended            6 months ended
                              June 30                    June 30
                          1996       1995            1996       1995
Pre-consolidation
gross building        $486,000   $450,000        $988,000   $950,000
revenues
Pre-consolidation,
pre-tax loss           188,000    229,000         336,000    325,000
Depreciation and
amortization expense   135,000    142,000         276,000    285,000


                                                                           Table 1
                                          San Diego National Bank
                                             Static Gap Summary
                                                June 30, 1996
                                                (In thousands)

                                 Immediately                                    Non-rate
                                   Adjustable   1 Day        3            6      Sensitive
                                    Or 1 Day    Through    Through     Through    And Over
                                    Maturity   3 Months   6 Months   12 Months    12 Months     Total
Loans                                 89,954      2,369      1,083       2,895        4,471   100,772
Investment securities                      -     20,299          -       6,359        7,704    34,362
Certificates of deposit in
     other banks                           -      1,488      1,386          50            -     2,924
Federal funds sold                    30,115          -          -           -            -    30,115

  Total interest earning assets      120,069     24,156      2,469       9,304       12,175   168,173

  Non-interest earning assets              -          -          -           -       12,966    12,966

Total assets                         120,069     24,156      2,469       9,304       25,141   181,139

Deposits:
  Savings, NOW accounts and
       money markets                  81,494          -          -           -            -    81,494
  Time deposits                            -     19,089      5,372       6,107          369    30,937

Total deposits                        81,494     19,089      5,372       6,107          369   112,431

Securities sold under
     agreement to repurchase           5,970          -          -           -            -     5,970

  Total interest bearing liabilities  87,464     19,089      5,372       6,107          369   118,401

  Non-interest bearing liabilities         -          -          -           -       48,413    48,413
  Shareholders' equity                     -          -          -           -       14,325    14,325

Total liabilities and
  shareholders' equity                87,464     19,089      5,372       6,107       63,107   181,139

Interest rate sensitivity gap         32,605      5,067     (2,903)      3,197      (37,966)

Cumulative interest rate
  sensitivity gap                     32,605     37,672     34,769      37,966            -


                                                                     Table 2
                            SDNB Financial Corp.
                      Volume/Rate Variance Analysis
                 Six months ended June 30, 1996 and 1995

                                                         (In thousands)
                                                     1996 compared to 1995
                                                    Volume     Rate    Total
Increase(decrease) in interest on earning assets:
Commercial loans                                    $  (70) $  (164) $  (234)
Real estate loans                                      (51)    (226)    (277)
Installment loans                                       64       (6)      58
Ready Money                                             (1)       1        0
     Total loans                                       (58)    (395)    (453)

U.S. Treasury securities                               281        4      285
Securities of government agencies                     (101)      29      (72)
State and political obligations                        (41)     (39)     (80)
Other securities                                         0        3        3
     Total investment securities                       139       (3)     136

Interest-bearing deposits in other banks                (3)      14       11
Federal funds sold                                     232      (16)     216

     Total interest income change                      310     (400)     (90)


Increase(decrease) in interest paid on liabilities:
Savings accounts                                       (13)       1      (12)
NOW accounts                                           (10)     (18)     (28)
Super NOW accounts                                       2       (6)      (4)
Money market accounts                                  (58)     (51)    (109)
Executive money market accounts                        172       (1)     171
    Total savings deposits                              93      (75)      18

Time deposits under $100,000                           151       13      164
Time deposits of $100,000 or above                     104       36      140

    Total time deposits                                255       49      304

Federal funds purchased and
   securities sold under agreement to repurchase       (50)      (5)     (55)

Short-term debt                                        (59)     (59)    (118)

Long-term debt                                         (96)      88       (8)

     Total interest expense change                     143       (2)     141

     Net change in net interest income               $ 167   $ (398)  $ (231)


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

ITEM 1         Legal Proceedings
               None

ITEM 2         Changes in Securities
               None

ITEM 3         Defaults Upon Senior Securities
               None

ITEM 4         Submission of Matters to a Vote of Security Holders

               (a)  The 1996 Annual Meeting of Shareholders
                    was held May 15, 1996.

               (b)  Directors elected:
                    Douglas E. Barnhart
                    Howard W. Brotman
                    Margaret Costanza
                    Murray L. Galinson
                    Karla J. Hertzog
                    Robert B. Horsman
                    Mark P. Mandell
                    Patricia L. Roscoe
                    Julius H. Zolezzi

               (c)  Matters voted upon:

                    (1)  Ratification of appointment of Coopers
                         & Lybrand L.L.P. as independent accountants:

                         For       2,152,292
                         Against       5,694
                         Abstentions   3,495

               (2)  Election of Directors:

                    Name                       For           Withheld
                    Douglas E. Barnhart     2,152,322         9,159
                    Howard W. Brotman       2,152,322         9,159
                    Margaret Costanza       2,152,322         9,159
                    Murray L. Galinson      2,152,322         9,159
                    Karla J. Hertzog        2,152,322         9,159
                    Robert B. Horsman       2,152,322         9,159
                    Mark P. Mandell         2,152,322         9,159
                    Patricia L. Roscoe      2,152,322         9,159
                    Julius H. Zolezzi       2,152,322         9,159

ITEM 5         Other Information
               On July 15, 1996 SDNB Financial Corp., announced it has entered into an Agreement and Plan of Merger with FBOP Acquisition Company and FBOP Corporation. Pursuant to the terms of that Agreement, which is subject to shareholder and regulatory approval, shareholders of the Company will receive cash for their shares and the Company would cease to exist.

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

Dated:  August 12, 1996                 SDNB FINANCIAL CORP.

                                        By: /S/ HOWARD W. BROTMAN
                                            Howard W. Brotman,
                                            duly authorized officer
                                            and Chief Financial Officer