Form 10-Q
period 1996-09-30
SDNB FINANCIAL CORP
filed 1996-11-14
CIK 702147

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1996

                               or

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


The number of shares of Common Stock outstanding as of the close of business on October 31, 1996:  3,080,609

                      SDNB FINANCIAL CORP.

                              INDEX

PART I                                      FINANCIAL INFORMATION

                                                             Page
Item 1.  Financial Statements

         Consolidated Balance Sheet (unaudited)                 1
         September 30, 1996 and December 31, 1995

         Consolidated Statements of Operations (unaudited)      2
         Three and nine months ended September 30, 1996
         Three and nine months ended September 30, 1995

         Consolidated Statements of Cash Flows (unaudited)      3
         Nine months ended September 30, 1996
         Nine months ended September 30, 1995

         Notes to Consolidated Financial Statements (unaudited) 4
         September 30, 1996

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

                      PART I   FINANCIAL INFORMATION
                      Item 1.  Financial Statements

                   SDNB Financial Corp. and Subsidiaries
                   Consolidated Balance Sheets (unaudited)

                                                   (In thousands)
                                            September 30,     December 31,
Assets                                          1996               1995
Cash and due from banks                     $ 10,659           $ 13,440
Interest bearing deposits in other banks       2,728              2,780
Investment securities held-to-maturity        14,699              7,408
Investment securities available-for-sale      23,484             27,033
Federal funds sold                            26,110             24,700

Loans                                        103,655             92,331
Less allowance for loan losses                 1,621              2,002
    Net loans                                102,034             90,329

Premises and equipment, net                   10,638             10,975
Other real estate owned                          232                181
Accrued interest receivable and other assets   1,646              1,726

Total assets                               $ 192,230          $ 178,572


Liabilities and Shareholders' Equity
Liabilities:
Deposits:
    Non-interest bearing                    $ 49,506           $ 49,505
    Interest bearing                         106,900             90,904
    Total deposits                           156,406            140,409

  Securities sold under agreement to
    repurchase                                10,525             12,934
  Accrued interest payable and other
    liabilities                                  539                554
  Notes payable                                7,892              7,989

      Total liabilities                      175,362            161,886

Shareholders' equity:
  Common stock                                20,314             20,314
  Accumulated deficit                         (3,308)            (3,587)
  Net unrealized holding losses on
    available-for-sale securities               (138)               (41)
      Total shareholders' equity              16,868             16,686


Total liabilities and shareholders' equity $ 192,230          $ 178,572


The accompanying notes are an integral part of the consolidated financial statements.

                       SDNB Financial Corp. and Subsidiaries
                 Consolidated Statements of Operations (unaudited)

                                      (In thousands, except amounts per share)
                                     3 months   3 months   9 months   9 months
                                       ended      ended      ended     ended
                                      9/30/96    9/30/95    9/30/96    9/30/95
Interest income:
  Interest and fees on loans          $ 2,574    $ 2,609    $ 7,264    $ 7,752
  Interest on federal funds sold          361        200        950        573
  Interest on investments                 545        400      1,524      1,205
    Total interest income               3,480      3,209      9,738      9,530

Interest expense:
  Interest on deposits                    950        756      2,633      2,117
  Interest on repurchase agreements        59         52        145        193
  Interest on notes payable                 0          9          0         33
    Total interest expense              1,009        817      2,778      2,343

    Net interest income                 2,471      2,392      6,960      7,187

Provision for loan losses                 100       (200)         0        250


      Net interest income after
        provision for loan losses       2,371      2,592      6,960      6,937

Other operating income:
  Security gains, net                       3          0          3         11
  Building income                         183        245        618        709
  Other non-interest income               268        207        764        593
    Total other operating income          454        452      1,385      1,313


Other operating expenses:
  Salaries and employee benefits        1,209      1,033      3,492      2,978
  Occupancy                               155        120        450        357
  Professional fees                       178        232        407        564
  Building operating expenses             557        622      1,612      1,841
  Other non-interest expenses             655      1,001      2,094      2,344
    Total other operating expenses      2,754      3,008      8,055      8,084


      Income before income tax             71         36        290        166

Income tax                                  3          2         11          8


      Net income                       $   68     $   34    $   279    $   158


      Net income per share            $  0.02    $  0.02    $  0.09    $  0.08


The accompanying notes are an integral part of the consolidated financial statements.

                  SDNB Financial Corp. and Subsidiaries
            Consolidated Statements of Cash Flows (unaudited)

                                                       (In thousands)
                                             Nine months ended September 30,
                                                      1996           1995


OPERATING ACTIVITIES:
Net income                                         $   279        $   158
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
  Provision for loan losses                              0            250
  Provision for depreciation and amortization          685            930
  Amortization of investment security discounts       (576)           (85)
  Other expense not utilizing cash                     102             76
  Unearned loan fees                                     5            148
  Taxes refundable                                      (4)            (8)
  Interest receivable and other assets                 (76)          (515)
  Interest payable and other liabilities              (485)           412
     Total adjustments                                (349)         1,208
     Net cash provided (used) by operating
       activities                                      (70)         1,366

INVESTING ACTIVITIES:
  Proceeds from maturities of held-to-maturity
    securties                                        2,000          6,504
  Proceeds from called held-to-maturity securities   2,243            395
  Proceeds from maturities of available-for-sale    28,750          5,990
  Proceeds from called available-for-sale
    securities                                       1,000              0
  Proceeds from sale of available-for-sale
    securities                                         375          3,024
  Purchases of held-to-maturity securities         (11,353)        (2,000)
  Purchases of available-for-sale securities       (25,803)       (11,466)
  Net change in gross loans                        (12,802)         4,503
  Proceeds from OREO properties                      1,041            556
  Proceeds from sale of premises and equipment          35             25
  Purchases of premises and equipment                 (360)          (306)
     Net cash provided (used) by investing
       activities                                  (14,874)         7,225

FINANCING ACTIVITIES:
  Net change in deposits                            15,997         (3,628)
  Net change in short-term borrowings               (2,409)        (5,630)
  Payments of long-term borrowings                     (97)             0
  Proceeds from issuance of common stock                 0          5,553
  Proceeds from exercise of stock options               25              0
  Payments for costs associated with issuance of
    common stock                                       (25)          (922)
     Net cash provided (used) by financing
       activities                                   13,491         (4,627)
     Change in cash and cash equivalents            (1,453)         3,964
Cash and cash equivalents at beginning of period    40,920         37,317
     Cash and cash equivalents at end of period    $39,467        $41,281


For the purpose of the statement of cash flows, the Company considers cash
and cash equivalents to be as follows at September 30,    1996           1995

Cash and due from banks                                $10,629        $14,305
Interest-bearing deposits in other banks                 2,728          2,976
Federal funds sold                                      26,110         24,000
  Totals                                               $39,467        $41,281


Supplemental cash flow information for the period ended September 30,
                                                      1996           1995
CASH PAID FOR:
  Interest                                          $3,715         $3,050
  Income Taxes                                         $16             $0
  Non-cash items: transfer of loans to OREO         $1,034           $553

The accompanying notes are an integral part of the consolidated financial statements.

              SDNB Financial Corp. and Subsidiaries
     Notes to Consolidated Financial Statements (Unaudited)
                       September 30, 1996

1. In the opinion of Management, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   Earnings per share for the three and nine months ended
     September 30, 1996 and 1995 are based on the following weighted average shares outstanding:

     Three months ended :
          September 30, 1996        3,077,528
          September 30, 1995        2,092,219

     Nine months ended:
          September 30, 1996        3,075,092
          September 30, 1995        1,902,526

3. At September 30, 1996, approximately $15.3 million in securities were pledged to secure deposits and other liabilities.

                      SDNB FINANCIAL CORP.
                            Form 10-Q

           PART I - FINANCIAL INFORMATION (continued)

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

                            OVERVIEW

For the past several years, SDNB Financial Corp. (the "Company") and San Diego National Bank (the "Bank") have been adversely affected by a number of factors emanating primarily from the condition of the economy in San Diego. The first nine months of 1996 has seen a cessation of the impact of most of those factors.

Loan loss provisions have been exceptionally high over the last several years but a substantial reduction in the amount of classified loans has allowed for a minimal provision in the third quarter of 1996, which offset the recovery of a portion of the previously committed loan loss provisions during the quarter ended March 31, 1996, resulting in no net provision for the nine months ended September 30, 1996.

The level of OREO property peaked in 1991 and has been generally declining since that time, therefore reducing losses and expenses in connection therewith.

Additionally, the Company had incurred substantial expense in connection with legal fees and the provision for additional costs from the Pioneer Mortgage litigation which was settled late in 1995.

The Bank had also suffered from a reduction in the level of the loan portfolio resulting from continuing low loan demand;
however, the level of the loan portfolio has increased significantly between December 31, 1995 and September 30, 1996.

Discussion of the individual segments of the Company's operations is contained in subsequent sections of this report.

            LIQUIDITY AND ASSETS/LIABILITY MANAGEMENT

By the nature of its commercial/wholesale focus, the Bank has moderate interest-rate risk exposure in a declining-rate environment. This phenomenon can be seen in the "Static Gap Summary" (Table 1). At September 30, 1996, approximately 69% of the Bank's earning assets adjust immediately to changes in interest rates. Within three months, this increases to 78% of earning assets. Consequently, the Bank utilizes deposit liabilities that also adjust relatively quickly. Within the same three-month period, approximately 93% of the Bank's interest-bearing liabilities (mostly deposits) adjust to current rates.

The Bank's cumulative gap position at the three month repricing interval has decreased approximately $12.6 million, or 35 percent, from $35.8 million at December 31, 1995 to $23.1 million at September 30, 1996. This change is attributable primarily to a net increase in liabilities of $12.8 million (increase in deposits of $15.2 million less a decrease in securities sold under agreements to repurchase of $2.4 million) offset by a net increase in assets of $0.1 million (an increase in net loans of $8.7 million, in certificates of deposit of $1.9 million and in federal funds purchased of $1.4 million, offset by a decrease in investment securities of $11.8 million.)

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

During the nine months ended September 30, 1996, cash and cash equivalents decreased $1.5 million. Approximately $14.9 million cash was used by investing activities. The two major components were net purchases of $2.8 million of securities ($37.2 million of purchases offset by maturities of $34.4 million) and increase in gross loans of $12.8 million. Financing activities provided $13.5 million, (increase in deposits of $16 million offset by a decrease in repurchase agreements of $2.4 million).

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

As reflected in the following table, the capital and leverage ratios of the Company as of September 30, 1996 and December 31, 1995 exceeded the fully phased-in regulatory risk-based capital adequacy guidelines and the leverage standard. As also reflected, at both dates the Bank exceeded the capital and leverage ratios for a "well capitalized" institution.


                  Capital Components and Ratios
                     (dollars in thousands)

                        September 30, 1996     December 31,1995
                         Company     Bank     Company      Bank
Capital Components
      Tier 1 Capital     $17,005  $14,412     $16,726   $13,656
      Total Capital       18,626   15,912      18,218    15,017

Risk-weighted assets
and off-balance sheet
instruments              130,002  119,904     117,967   107,310

Regulatory Capital
Tier 1 risk-based:
      Actual              13.08%   12.02%      14.18%    12.73%
      Required             4.00     6.00        4.00      6.00
      Excess               9.08%    6.02%      10.18%     6.73%

Total risk-based:
      Actual              14.33%   13.27%      15.44%    13.99%
      Required             8.00    10.00        8.00     10.00
      Excess               6.33%    3.27%       7.44%     3.99%

Leverage:
      Actual.              9.11%    8.06%       9.37%     8.43%
      Required             5.00     5.00        5.00      5.00
      Excess               4.11%    3.06%       4.37%     3.43%

Funds available for the payment of dividends by the Company would be obtained from the Bank. There are legal limitations on the ability of the Bank to provide funds for the Company. Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the Comptroller of the Currency, exceed its net income, as defined, for that year combined with its retained net income for the preceding two years. At September 30, 1996, the Bank had available for dividends to the Company approximately $2,120,000 without approval of the Comptroller. Federal banking law also restricts the Bank from extending credit to the Company in excess of 10% of capital stock and surplus, as defined, of the Bank. Any such extensions of credit are subject to strict collateral requirements.

The Company and the Federal Reserve Bank of San Francisco ("Reserve Bank") entered into an agreement on November 20, 1992, pursuant to which the Company was required to obtain the approval of the Reserve Bank prior to the declaration of any cash dividends. Such agreement and requirement were terminated by the Reserve Bank in September, 1996. The Agreement and Plan of Merger between the Company and FBOP Corporation (see Part II Item
5), however, precludes declaration of any dividends prior to the closing of the transaction.

                      INVESTMENT SECURITIES

During the first nine months of 1996, the gross unrealized losses in the available-for-sale category increased from $41,000 to $138,000 and in the held-to-maturity category from $75,000 to $117,000. Management continues to believe that there is sufficient liquidity and available sources of liquidity to allow all such securities (which are fully guaranteed by United States Government instrumentalities as to principal) to mature and thus avoid realization of any material amount of the presently unrealized losses.

             NET INTEREST INCOME/NET INTEREST MARGIN

The following is a comparison of the net interest spread between the first nine months of 1996 and the same period of 1995.

                                  1996      1995
Yield on average earning assets
   (taxable equivalent)          8.24%     9.37%
Cost of funds                    2.35%     2.29%
Net interest spread              5.89%     7.08%

In addition to interest rates, changes in the volumes of assets and liabilities also affect net interest income. The volume/rate variance analysis (Table 2) shows the change in net interest income that is attributable to changes in volume versus changes in rates. As reflected in Table 2, the comparison of net interest income between the first nine months of 1996 and the similar period of 1995 was impacted by the significant decrease in the prime interest rate (8.28% average in 1996 vs. 8.86% average in 1995) coupled with a shift in an increased proportion of lower earning investments as opposed to higher earning loans.

        LOANS AND ALLOWANCE AND PROVISION FOR LOAN LOSSES

A summary of the activity in the allowance for loan loss is as follows:
                                             (In thousands)
                                            Nine months ended
                                              September 30,
                                             1996       1995
Balance at beginning of period             $2,002     $2,148
Provision charged to operating expenses         0        250
Loans charged off                            (406)      (600)
Recoveries                                     25        335
Balance at end of period                   $1,621     $2,133

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

The economy in San Diego had suffered a sharp downturn in past years, particularly in the real estate market. The Bank is a community bank with a relatively small loan portfolio comprised of mostly commercial/real estate loans that tend to be individually larger in amount than loans made by retail banks.
As a result of these and other factors, the Bank can experience large swings in nonperforming loans, charge-offs, and the coverage ratio when one or a few loans are transferred from one category to another. These factors are not reasons for changing a valid method of determining loan loss allowances and are not always accurate predictors of losses, but they do have short-term effect on those allowances and related reported figures.

     The volatility of "non-performing" loans is illustrated in the following chart:

ASSETS REPORTED AS NONPERFORMING
                                    (In thousands)
                           At            At              At
                       September 30,  December 31,  September 30,
                          1996          1995            1995
CURRENT AND NONCURRENT
Non-accrual loans        $4,367         $6,969        $3,720
Restructured loans
(still accruing)          2,076          1,364         1,370
Loans 90 days past due    1,232             93           981
                          7,675          8,426         6,071
Other real estate owned     232            181           181
   Total                $ 7,907         $8,607        $6,252

NONCURRENT
Non-accrual loans        $3,848         $3,160          $467
Restructured loans
(still accruing)              0              0             0
Loans 90 days past due    1,232             93           981
                          5,080          3,253         1,448
Other real estate owned     232            181           181
   Total                 $5,312         $3,434        $1,629

Loans reported as
nonperforming but which
are current, as a
percentage of total
loans reported as
nonperforming                33%            61%           76%

                     OTHER OPERATING INCOME

Building income declined in 1996 due to renegotiation of some tenant leases during 1995 and temporary vacancies in 1996.
Virtually all vacant space has been rerented by October, 1996.

Other non-interest income increased in 1996 when bank service charges increased as a result of lower earnings credit allowed on customer account balances and by fees generated by the Bank's new
International Department.

                    OTHER OPERATING EXPENSES

Salaries and employee benefits and occupancy expense increased between 1995 and 1996 primarily because of the opening of the Bank's South Bay office and International Department late in
1995.

Professional fees and other non-interest expenses declined in 1996 because both three and nine month periods of 1995 include attorneys fees and settlement costs in connection with litigation against the Bank.

Building operating expenses declined in 1996 largely due to refinancing of the building late in 1995 which reduced interest paid to non-consolidated creditors.

                         SUBSIDIARY DATA

San Diego National Bank

The Bank earned $281,000 and $757,000 for the three and nine months ended September 30, 1996 respectively, compared to $233,000 and $784,000, respectively, for the same periods of 1995. The return on average assets (ROA) for the nine month periods was .60% and .70%, respectively. The return on equity
(ROE) for the six month periods was 7.23% and 8.59% respectively. The reasons for the change in Bank earnings have been enumerated on the preceding pages.

San Diego National Bank Building Joint Venture

                    Three months ended       Nine months ended
                       September 30             September 30
                      1996      1995          1996       1995
Pre-consolidation
gross building
revenues           $458,000  $497,000     $1,446,000  $1,447,000
Pre-consolidation,
pre-tax loss        237,000   194,000        573,000     572,000
Depreciation and
amortization
expense             131,000   151,000        407,000     437,000


                                                                                   Table 1
                                             San Diego National Bank
                                                Static Gap Summary
                                                September 30, 1996
                                                   (In thousands)

                                 Immediately                                      Non-rate
                                  Adjustable      1 Day          3           6   Sensitive
                                    Or 1 Day    Through    Through     Through    And Over
                                    Maturity   3 Months   6 Months   12 Months   12 Months     Total

Loans                                 90,716      2,486      2,662       2,688       5,103   103,655
Investment securities                      -     10,744      8,389      11,219       7,719    38,071
Certificates of deposit in
     other banks                           -      1,881        399          50           -     2,330
Federal funds sold                    26,110          -          -           -           -    26,110
  Total interest earning assets      116,826     15,111     11,450      13,957      12,822   170,166

  Non-interest earning assets              -          -          -           -      11,768    11,768

Total assets                         116,826     15,111     11,450      13,957      24,590   181,934


Deposits:
  Savings, NOW accounts and
       money markets                  74,305          -          -           -           -    74,305
  Time deposits                            -     23,972      4,858       3,450         509    32,789
Total deposits                        74,305     23,972      4,858       3,450         509   107,094

Securities sold under
     agreement to repurchase          10,525          -          -           -           -    10,525

  Total interest bearing liabilities  84,830     23,972      4,858       3,450         509   117,619

  Non-interest bearing liabilities         -          -          -           -      50,040    50,040
  Shareholders' equity                     -          -          -           -      14,275    14,275

Total liabilities and
  shareholders' equity                84,830      23,972     4,858       3,450      64,824   181,934

Interest rate sensitivity gap         31,996      (8,861)    6,592      10,507     (40,234)

Cumulative interest rate
  sensitivity gap                     31,996      23,135    29,727      40,234           -


                                                                   Table 2
                            SDNB Financial Corp.
                        Volume/Rate Variance Analysis
               Nine months ended September 30, 1996 and 1995

                                                     (In thousands)
                                                 1996 compared to 1995
                                              Volume       Rate      Total
Increase(decrease) in interest on earning assets:
Commercial loans                               $  75    $  (282)   $  (207)
Real estate loans                                (55)      (333)      (388)
Installment loans                                117        (10)       107
Ready Money                                        0          0          0
     Total loans                                 137       (625)      (488)

U.S. Treasury securities                         437          6        443
Securities of government agencies               (105)        42        (63)
State and political obligations                  (66)       (51)      (117)
Other securities                                  12         (5)         7
     Total investment securities                 278         (8)       270

Interest-bearing deposits in other banks          25        (14)        11
Federal funds sold                               457        (80)       377

     Total interest income change                897       (727)       170


Increase(decrease) in interest paid on liabilities:
Savings accounts                                 (17)         0        (17)
NOW accounts                                      (7)       (24)       (31)
Super NOW accounts                                 2         (8)        (6)
Money market accounts                            (71)       (76)      (147)
Executive money market accounts                  224         (6)       218
    Total savings deposits                       131       (114)        17

Time deposits under $100,000                     266         20        286
Time deposits of $100,000 or above               179         34        213
    Total time deposits                          445         54        499

Federal funds purchased and securities sold
  under agreement to repurchase                  (46)        (2)       (48)

Short-term debt                                  (84)       (84)      (168)

Long-term debt                                  (146)       136        (10)

     Total interest expense change               300        (10)       290

     Net change in net interest income         $ 597     $ (717)    $ (120)


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

ITEM 1         Legal Proceedings
               None

ITEM 2         Changes in Securities
               None

ITEM 3         Defaults Upon Senior Securities
               None

ITEM 4         Submission of Matters to a Vote of Security Holders
               None

ITEM 5         Other Information
               On July 15, 1996, SDNB Financial Corp. announced it had entered into an Agreement and Plan of Merger with FBOP Acquisition Company and FBOP Corporation. Pursuant to the terms of that Agreement, which is subject to shareholder and regulatory approval, shareholders of the Company will receive cash for their shares and the Company would cease to exist.

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

               B.  Reports on Form 8-K
                   A report on Form 8-K was filed on July
                   22, 1996 describing the Agreement and Plan of merger disclosed in Item 5, above.

                            SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1996         SDNB FINANCIAL CORP.

                                  By:/S/ HOWARD W. BROTMAN
                                     Howard W. Brotman,
                                     duly authorized officer
                                     and Chief Financial Officer